Form 10QSB
period 1996-05-31
THERAPY LASERS INC
filed 1996-07-23
CIK 830318

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For  the  quarterly  period  ended                  MAY 31, 1996
                                   -------------------------------------------

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES ACT OF 1934

For  the  transition  period  from  _________________  to _____________________

For Quarter Ended  MAY 31 1996                      COMMISSION FILE NO. 0-18515
                   -----------

                             THERAPY LASERS, INC.
            (Exact name of registrant as specified in its charter)

             NEVADA                                    NO. 93-0960302
        --------------                                ----------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

       10850 RICHMOND AVE., STE 216,
             HOUSTON, TEXAS                                 77042
      -----------------------------                        --------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code        (713) 783-0443
                                                    --------------------------

                                NOT APPLICABLE
                   ----------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    . No  x .
    ---     ---
     State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

             Title of Each Class                   Outstanding at May 31 1995
         --------------------------              -----------------------------
                  Common                                 9,503,592 Shares

                                     PART I



ITEM 1 - FINANCIAL STATEMENTS



                               TABLE OF CONTENTS

                                                           Page
                                                           ----


Balance  Sheets as of May 31, 1996 (Unaudited)               3


Statements of Loss for the Quarters Ended May 31, 1996
and 1995 (Unaudited)                                         4


Statements  of  Stockholders' Equity for  the Quarters
Ended May 31, 1996 and 1995 (Unaudited)                      5


Statements of Cash Flows for the Quarters Ended
May 31, 1996 and 1995 (Unaudited)                            6


Notes to Financial Statements (Unaudited)                    7

                                                            THERAPY LASERS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                                   BALANCE SHEET
                                                                    MAY 31, 1996
                                                                     (UNAUDITED)

- -------------------------------------------------------------------------------

ASSETS
  Current assets:
    Cash                                                            $     1,529
                                                                    -----------
      Total current assets                                                1,529
                                                                    -----------

  Property and equipment, net of accumulated depreciation of $226           774
                                                                    -----------
      Total assets                                                  $     2,303
                                                                    ===========


LIABILITIES
  Current liabilities:
    Current portion of long term debt                               $     5,255
    Accounts payable and accrued expenses                                38,962
    Account payable, related party                                          290
    Note payable, related party                                           5,000
                                                                    -----------
      Total current liabilities                                          49,507
                                                                    -----------

  Noncurrent liabilities:
    Long term debt                                                       24,339
                                                                    -----------
      Total noncurrent liabilities                                       24,339
                                                                    -----------

      Total liabilities                                                  73,846
                                                                    -----------

  Commitments and contingencies (Note 6)                                      -

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 100,000,000 shares authorized,
     9,503,592 issued and outstanding                                     9,504
  Capital in excess of par value                                      4,481,450
  Accumulated deficit:
    Prior operating accumulated deficit                              (3,764,110)
    Accumulated during the development stage                           (798,387)
                                                                    -----------
      Total stockholders' equity                                        (71,543)
                                                                    -----------
      Total liabilities and stockholders' equity                    $     2,303
                                                                    ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                            THERAPY LASERS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                       STATEMENTS OF LOSS FOR THE QUARTERS ENDED
                                                           MAY 31, 1996 AND 1995
                                                                     (UNAUDITED)

                                                                Cumulative
                                                                  March 1,
                                                                      1992
                                                                   through                 Quarter Ended May 31,
                                                                   May 31,             -------------------------
                                                                      1996                1996           1995
                                                              ------------             ---------      ----------
Developmental stage expenses:
  Personnel and consulting costs                               $   462,827             $    8,289   $    15,900
  Rent and occupancy                                                35,948                  2,287         1,822
  Legal and professional fees                                       79,848                  9,883         1,104
  Depreciation and amortization                                     47,255                     83            81
  Other general and administrative                                  63,824                  3,016         2,747
  Interest                                                           8,685                    994           814
                                                               -----------             ----------   -----------
    Development stage loss from operations                        (698,387)               (24,552)      (22,468)

  Write-down of investments                                     (1,391,150)                    --            --
                                                               -----------             ----------   -----------
    Development stage loss before taxes on income               (2,089,537)               (24,552)      (22,468)

  Provision for income taxes                                            --                     --            --
                                                               -----------             ----------   -----------
    Development stage loss from continuing
      operations                                                (2,089,537)               (24,552)      (22,468)
                                                               -----------             ----------   -----------

Discontinued operations applicable to operating
  period prior to entering development stage:
    Gain (loss) from discontinued operations                      (300,572)                    --         7,487
    Loss on disposal of segment                                   (697,165)                    --            --
                                                               -----------             ----------   -----------
      Total gain (loss) from discontinued operations              (997,737)                    --         7,487
                                                               -----------             ----------   -----------
        Net loss                                                (3,087,274)              $(24,552)     $(14,981)
                                                               ===========             ==========   ===========

Net loss per common share (Note 4):
  Development stage loss from operations
    before write-down of investments                                                     $(0.0028)     $(0.0088)
  Write-down of investments                                                                    --            --
  Discontinued operations                                                                      --        0.0029
                                                                                       ----------   -----------
                                                                                         $(0.0028)     $(0.0059)
                                                                                       ==========   ===========
Weighted average number of shares outstanding                                           8,669,912     2,551,316
                                                                                       ==========   ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                                                            THERAPY LASERS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE QUARTERS ENDED
                                                           MAY 31, 1996 AND 1995
                                                                     (UNAUDITED)

- --------------------------------------------------------------------------------

                                                                                           Deficit
                                                                               Prior     Accumulated
                                                               Additional    Operating   During the
                                               Common Stock     Paid In     Accumulated  Development
                                   Shares         Amount        Capital       Deficit       Stage         Total
                                  --------    -------------   ------------ ------------ ------------    --------

Balances, February 28, 1995         2,486,316         $2,486    $4,380,575  $(3,803,681)   $(687,995)    $(108,615)

Stock issued for services             130,000            130        12,870           --           --        13,000

Development stage loss                                                                       (14,981)           --
                                   ----------        -------  ------------  -----------    ---------      --------

Balances, May 31, 1995              2,616,316        $ 2,616  $  4,393,445  $(3,803,681)   $(702,976)     $(95,615)
                                   ==========        =======  ============  ===========    ==========     ========

Balance, February 29, 1996          3,592,816         $3,593    $4,460,843  $(3,764,110)   $(773,835)     $(73,509)

Stock issued to acquire
  subsidiary, LaserCare, Inc.       5,750,776          5,751        12,767                                  18,518

Stock issued for services             160,000            160         7,840           --           --         8,000

Development stage loss                     --             --            --           --           552      (24,552)
                                   ----------        -------  ------------  -----------    ---------      --------
Balances, May 31, 1996              9,503,592        $ 9,504  $  4,481,450  $(3,764,110)    $(798,387)    $(71,543)
                                   ==========        =======  ============  ===========     =========     ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                                                                          THERAPY LASERS, INC.
                                                                              (A DEVELOPMENT STAGE ENTERPRISE)
                                                               STATEMENTS OF CASH FLOWS FOR THE QUARTERS ENDED
                                                                                         MAY 31, 1996 AND 1995
                                                                                                   (UNAUDITED)
- --------------------------------------------------------------------------------------------------------------
                                                           Cumulative
                                                             March 1,
                                                                 1992
                                                              through
                                                         February 29,               Quarters Ended May 31,
                                                                 1996             1996                 1995
                                                          -----------           --------             --------
Cash flows from operating activities:
 Net loss                                                 $(3,087,274)          $(24,552)            $(14,981)
Adjustments to reconcile net income to cash
  provided (used) by developmental stage activities:
Discontinued operations income and expenses                   749,676                 --                   --
Depreciation and amortization                                  47,255                 83                   81
Stock issued for services                                     369,600              8,000               13,000
Write-down of investments                                   1,391,150                 --                   --
Decrease in accounts receivable                                 7,880                 --                   --
Increase (decrease) in accounts payable                       (22,382)               288                  814
Increase (decrease) in accrued expenses                       (11,858)                --                   --
 Other increases, net                                           5,477                 --                   --
                                                          -----------           --------             --------
Net cash provided (used) by operating
 activities                                                  (550,476)           (16,181)              (1,086)
                                                          -----------           --------             --------
Cash flows from investing activities:
 Acquisition of equipment                                          --                 --                 (766)

Cash flows from financing activities:
 Proceeds from sale of common stock                           324,973                 --                   --
 Stock issued to acquire subsidiary, net of
   reduction in payable to subsidiary                          12,518             12,518                   --
 Net change in short term debt                                  2,955                 --                   --
 Proceeds from note payable, related party                      5,000              5,000                   --
 Net change in due from affiliate                             101,953                 --                   --
                                                          -----------           --------             --------
  Net cash provided (used) by financing activities            447,399             17,518                   --
                                                          -----------           --------             --------
  Net increase (decrease) in cash and equivalents            (103,077)             1,337               (1,852)

Cash and equivalents, beginning of period                     104,606                192                2,925
Cash and equivalents, end of period                       $     1,529           $  1,529             $  1,073
                                                          ===========           ========             ========
Supplemental cash flow disclosures:
 Cash paid for interest                                   $     4,685           $    994             $    814
Non-cash financing and investing activities:
 Stock issued to acquire subsidiary                            12,518             12,518                   --
 Stock issued to settle debt                                   64,392                 --                   --
 Stock canceled                                                (1,752)                --               (1,752)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                                            THERAPY LASERS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                    MAY 31, 1996
                                                                     (UNAUDITED)
- --------------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended February 28, 1996. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended May 31, 1996 are not necessarily indicative of the results that may be expected for the year ending February 28, 1997.

NOTE 2 - PRINCIPLES OF CONSOLIDATION:

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary, LaserCare, Inc., a development stage enterprise, which was acquired on March 12, 1996. All significant intercompany transactions have been eliminated.

NOTE 3 - ACQUISITION:

On March 12, 1996, the Company acquired 100% of the stock of LaserCare, Inc. in exchange for 5,750,776 shares of its common stock. A summary balance sheet of LaserCare, a development stage enterprise, at February 29, 1996 follows:


ASSETS
  Cash                                    $12,807
  Advances receivable, Therapy Lasers,
   Inc.                                     6,000
                                        ---------
    Total assets                          $18,807
                                        =========

LIABILITIES
  Account payable, affiliated company     $   290
                                        ---------
STOCKHOLDERS' EQUITY
  Common stock                              1,000
  Capital in excess of par value           21,000
  Deficit accumulated during the
   development stage                      (3,483)
    Total stockholders' equity             18,517
                                        ---------
    Total liabilities and stockholders'
     equity                               $18,807
                                        =========

As a result of this transaction, one individual now controls 70% of Therapy Lasers, Inc.'s outstanding common stock. The transaction has been accounted for as a purchase, and was recorded at the net underlying assets of LaserCare. All significant intercompany accounts have been eliminated upon consolidation.

All significant transactions of LaserCare, Inc. are included in the accompanying financial statements for the quarter ended May 31, 1996. If the transaction had been completed on March 1, 1995, proforma results of operations for the quarter ended May 31, 1995 would be as follows (including operations of LaserCare, Inc. from its inception, March 28, 1995, through May 31, 1995):

                                                            THERAPY LASERS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                    MAY 31, 1996
                                                                     (UNAUDITED)
- --------------------------------------------------------------------------------



                                             THERAPY     LASERCARE,    COMBINED
                                          LASERS, INC.      INC.      (PROFORMA)
                                        ---------------------------------------
Developmental stage expenses:
  Personnel and consulting costs             $  15,900                $  15,900
  Rent and occupancy                             1,822                    1,822
  Legal and professional fees                    1,104                    1,104
  Depreciation and amortization                     81                       81
  Other general and administrative               2,747        $  16       2,763
  Interest                                         814                      814
                                        ---------------------------------------
    Development stage loss from
     operations                                (22,468)         (16)    (22,484)

Discontinued operations applicable to
 operating period prior
  to entering development stage:
    Gain from discontinued operations            7,487                    7,487
      Net loss                                ($14,981)        ($16)   ($14,997)
                                        =======================================

In addition to the completed transaction described above, the Company is continually evaluating additional possible opportunities for acquisitions.


NOTE 4 - LONG TERM DEBT:

The Company is obligated on a promissory note payable to a local bank providing for payment of interest only at 10% per annum until August 1, 1996. Thereafter, monthly principal and interest payments of $753 begin. The note is collateralized by all assets of the corporation. Maturities of long term are as follows.

FISCAL YEAR ENDING FEBRUARY 28,
     1998                          $ 6,739
     1999                            7,445
     2000                            8,224
     2001                            3,554
                                   -------
         Total                     $25,962
                                 =========

NOTE 5 - FEDERAL TAX LIEN:

The accompanying financial statements reflect a liability of $23,974, which is included in accounts payable and accrued expenses, which represents a lien by the Internal Revenue Service for unpaid employee trust funds incurred by the Company's former retail/rental subsidiary, THS Wellness Centers, Inc.

NOTE 6 - NONQUALIFIED STOCK OPTIONS:

On March 24, 1995 the Company granted nonqualified stock options to its three directors to purchase an aggregate of 200,000 shares of its "restricted" common stock at an option price of $.05 per share. Options for 60,000 shares lapsed on August 3, 1995 upon the resignation of one of the directors. The option price approximated market price of the stock at the date of grant. The remaining options, for 160,000 shares, become vested at the rate of 40,000 shares per quarter, and must be exercised before March 24, 1998.

NOTE 7 - COMPENSATION PAID IN STOCK:
The Company compensates certain officers by the issuance of stock for their services, in lieu of cash. Stock issued in lieu of cash was as follows:


                                          PRICE
                               NUMBER OF   PER
        DATES ISSUED            SHARES    SHARE  AMOUNT
QUARTER ENDED MAY 31, 1995:
   May 31, 1995                  130,000   $.10  $13,000

QUARTER ENDED MAY 31, 1996:
  May 23, 1996                    80,000    .05    4,000


PART I.
(continued)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
                             ---------------------

               COMPARISON OF THE THREE MONTHS ENDED MAY 31, 1996
                     TO THE THREE MONTHS ENDED MAY 31, 1995

Due to the disposal of the Company's THS Wellness Centers, Inc. subsidiary in the fourth quarter of the fiscal year ended February 28, 1995, the Company had no revenues during the three months ended May 31, 1996 or May 31, 1995 and continues to be a development stage enterprise. Operating expenses increased to $24,552, an increase of 9% from the operating expenses for the three months ended May 31, 1995. The net loss for the three months ended May 31, 1996 was $24,552 as compared to a net loss of $14,981 for the three months ended May 31, 1995, which benefited from a gain related to discontinued operations of $7,487 resulting from the settlement or renegotiation of liabilities related to the discontinued business.


                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

Negative working capital of $(47,978) at May 31, 1996 decreased $64,304 from the negative working capital of $(112,282) at February 28, 1995 due primarily to the settlement of liabilities related to the discontinued business for less than recorded amounts.

The Company is currently seeking funding through the sale of its stock, mergers and/or joint venture arrangements with prospective partners. As of May 31, 1996, no capital has been obtained from the SE funding efforts.

For the next twelve months, the Company plans to continue its efforts to market its laser medical devices, primarily in Canada and Mexico. The devices are not approved for sale in the United States. The Company also plans to continue its efforts to obtain Federal Drug Administration approval for the products, but no significant progress on that activity is expected to be completed during the next fiscal year. The Company is negotiating with a large Mexican drug manufacturer and distributor to establish markets in Mexico.

                                    PART II
                               OTHER INFORMATION



ITEM 1 - LEGAL PROCEEDINGS

     None.


ITEM 2 - CHANGES IN SECURITIES

     None


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None


ITEM 5 - OTHER INFORMATION

     None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27 -- Financial Data Schedule

     (b)  Reports on Form 8-K:

          (1) February 20, 1996 - Resignation of C. Williams & Associates, P.C. as independent certifying accountant .
          (2) March 14, 1996 - Acquisition of all the outstanding stock of LaserCare, Inc., resignation of Philip H. Salchli, CPA as the Company's independent certifying accountant, and election of Bateman, Blomstrom & Co. as the Company's new independent certifying accou ntant.

                                   SIGNATURE



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   THERAPY LASERS, INC.



Date  July 22, 1996                /s/ Leon Hogg
     __________________________    ______________________
                                          Leon Hogg
                                   Chief Executive Officer