Form 10KSB/A
period 1996-02-29
THERAPY LASERS INC
filed 1996-09-26
CIK 830318

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                  ___________
                                 FORM 10-KSB/A1

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 29, 1996       COMMISSION FILE NUMBER 0-18515


                              THERAPY LASERS, INC.
              (Exact name of Company as specified in its charter)


           NEVADA                                      93-0960302
- -----------------------------------   ------------------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
 incorporation or organization)


            10850 RICHMOND AVENUE, SUITE 216, HOUSTON, TEXAS  77042
- --------------------------------------------------------------------------------
                   (Address of Principal Executive Offices)

       Company's telephone number, including area code:  (713) 783-0443


- --------------------------------------------------------------------------------
   (Former name and address of Company, if changed from last annual report.)

                                 _____________

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                        ($0.001) Par Value Common Stock


          Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Company was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days.

                                Yes X   No
                                   ---     ---
          The issuer's revenues for the year ended February 29, 1996 were $39,571.

          As of April 19, 1996, 9,456,627 shares of ($0.001) par value Common Stock (the Company's only class of voting stock) were outstanding. The aggregate market value of the common shares of the Company on April 19, 1996 (based upon the mean of the closing bid and asked price) held by nonaffiliates of the Company, was approximately $322,912.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                                  FORM 10-KSB

                              THERAPY LASERS, INC.



                               TABLE OF CONTENTS


                                                                              PAGE
                                                                              ----
PART I
  Item   1.    Description of Business                                         3
  Item   2.    Description of Property                                         6
  Item   3.    Legal Proceedings                                               6
  Item   4.    Submission of Matters to a Vote of Security Holders             7


PART II
  Item   5.    Market for Common Equity and Related
                 Stockholder Matters                                           7
  Item   6.    Management's Discussion and Analysis or
                 Plan of Operations                                            7
  Item   7.    Financial Statements                                            8
  Item   8.    Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure                        8


PART III
  Item   9.    Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act             8
  Item 10.     Executive Compensation                                          9
  Item 11.     Security Ownership of Certain Beneficial
                 Owners and Management                                        11
  Item 12.     Certain Relationships and Related Transactions                 12
  Item 13.     Exhibits and Reports on Form 8-K                               12

SIGNATURES

                                    PART I


ITEM 1.     BUSINESS

(A)  BUSINESS DEVELOPMENT

  Therapy Lasers, Inc. (the "Company"), was organized with the name Medeci Corporation under the laws of the State of Nevada on September 21, 1987 to commercialize laser and related technologies. Since that time, the Company has been engaged primarily in developing the laser technology while awaiting approval from the Food and Drug Administration ("FDA") to market the low level therapeutic lasers in the United States.

  As of the date of this Annual Report, the Company has not received FDA approval of the lasers. In May, 1995, the Company entered into acquisition negotiations with Lasercare, Inc., a Houston based developer of a small handheld laser that the Company is seeking to market in Mexico, Canada, Central America and South America, and eventually in Europe and the Orient, while the Company is awaiting approval from the FDA to market lasers in the United States. The acquisition was effective March 12, 1996. An investigation is currently underway to determine manufacturing costs and distribution by one of Mexico's largest distributors of pharmaceuticals and medical devices.

  At the Annual Meeting of the Company's shareholders on February 28, 1996, the shareholders elected the following officers and directors of the Company:

                Lucien H. Cullen           Chairman and Secretary-Treasurer
                Leon D. Hogg               President and Chief Executive Officer
                Robert C. Meador, Jr.      Vice President

(B)  DESCRIPTION OF THE COMPANY'S BUSINESS

  Since 1987, the Company had been engaged in testing and developing laser technology and seeking approval from the FDA to market its MLT-129 He-Ne Laser, which had been placed in selected clinics and teaching hospitals for clinical trial. The Company has not been able to secure FDA approval for unrestricted commercial use of the laser even though the FDA itself classifies this low level laser type ("LLLT") as a non significant risk device.

  Europe is considered at least ten (10) years ahead of the United States ("U.S.") in laser use and technology, inasmuch as the various European governments have not deterred the use of the LLLT. Reports from European doctors and hospitals at the 1995 Annual Meeting of the American Society for Laser Medicine and Surgery were critical of studies done in the U.S. for using the low-powered (5 to 10 milliwatt) lasers. The Europeans have reported achieving much improved results by using higher powered Gallium Arsenide ("GaAs") and Gallium Aluminum Arsenide ("GaAlAs") Lasers.

  Though the MLT-129 He-Ne Laser which the Company has marketed is the oldest and best documented of all the biostimulatory lasers, it is not practical to build one with 100 milliwatt strength because it would be too big and cumbersome to use efficiently. Also, inasmuch as the Helium-Neon gases are of necessity encased in a long glass sealed tube, the units are easily broken and expensive to replace.

  Since April of 1995, the Company's efforts have been directed toward securing an up-to-date state-of-the-art GaAs or GaAlAs Laser offering average power from 0 to 110 milliwatts and peak power up to 55 watts to achieve higher therapeutic effects. The Company hopes to acquire access to such a laser and have it available for experimental use by late 1996.


(C)  DESCRIPTION OF BUSINESS LASER TECHNOLOGY

  All biological reactions of laser light with live tissue depend upon the interaction of that tissue, in some way, with the effects of the laser light. There are many kinds of laser light (each with a different wave length) and each has the potential to produce very different results. For example, the argon laser (green light about 488 nanometers in length) causes clotting of small blood vessels in the retina, and is therefore useful in treating certain eye conditions. Carbon dioxide lasers cause immediate cutting and welding of tissue, but are invisible to the human eye. Carbon dioxide lasers have largely replaced scalpels for use in surgery. Both argon and carbon dioxide lasers work in the following way: A pulsed light source flows through a medium (different for each type of laser) and non-scattered single wave length of light is passed out of the opposite end of the laser.

  He-Ne Lasers use a laser medium of Helium-Neon gas; GaAs Lasers utilize a diode of Gallium Arsenide and GaAlAs Lasers utilize a laser of Gallium-Aluminum Arsenide. All three of the latter named lasers are useful in treating pain, carpal tunnel syndrome, migraine headaches, trauma, and sports related injuries. A comparison of the above lasers is as follows:

         Type            Wave Length     Mode     Output Power   Medical Use
- -----------------------  -----------  ----------  ------------  --------------
GAS LASERS
   He-Ne                  632.8 mm    continuous    1-20 mW     Biostimulation
SEMI-CONDUCTOR LASERS
   GaAs                    904 mm       pulsed      1-110 W     Biostimulation
  GaAlAs                 660-860 mm   continuous    1-110 W     Biostimulation


  All biomedical laser applications are based upon the interaction of the laser light with biological substrate. In the simplest sense, low intensity laser light is absorbed, reflected or re-radiated by the substance so that no change occurs within it. On the other hand, ultraviolet invisible radiation can be absorbed, and excite electronic states in many biological molecules, leading to photo-biological transformation at a molecular level. Therefore, the use of laser light enhances the speed at which molecules are excited, making is possible to prove photochemical reactions at a pica second time scale, and further excite higher electronic states in target molecules through multiphoton processes. Biostimulation of metabolic tissue reactions by lasers at a lower energy level has been demonstrated both in the laboratory utilizing LLLT in neuronal tissue culture, fibroblast and wound healing processes in vivo, stimulated healing in animal models in hairless mice, and treatment in human patients in Russia for ulcers, open wounds and skin healing.


(D)  FEDERAL REGULATION OF LASER MEDICAL DEVICES

  All laser medical devices are regulated by the FDA under two laws: The Radiation Control for Health and Safety Act of 1968, and an Amendment to the Public Health Services Act in the Medical Device Amendments of

1976 to the Food, Drug and Cosmetic Act. In general, the FDA regulates laser medical devices at three different stages: (1) the manufacturing stage, (2) the distribution, repacking and relabeling stage, and (3) the medical application stage. Only the second stage is directly related to Therapy Laser's business because the Company is not engaged in the manufacture of laser medical devices. The Company (in the past) purchased the approved medical devices from an FDA approved manufacturer, then re-labeled and repackaged the laser medical devices and sold the devices to licensed physicians for use by them under FDA and state regulation in the medical treatment of patients. FDA regulation controls what the Company can or cannot do with its laser.

  All lasers marketed in the U.S. must conform to the Safety Regulations 21 CFR 1040 as established by the Center for Devices and Radiological Health ("CDRH") of the FDA. Each laser manufactured must meet the FDA Safety Standards set forth by the CDRH. FDA acceptance must in turn be obtained by the licensed physician or other healthcare providers in order to use the Company's laser in the medical field. In order to be registered as a FDA regulated relabeler/repackager, the Company must simply relabel/repackage only FDA manufacturer's approved laser medical devices. Compliance with Federal Safety Regulations under FDA control are a requirement. The Company has found it easier to buy from am approved manufacturer than to go through the approval sequence in order to manufacture the medical laser device itself.

  Therapy Lasers, Inc. has been registered with the FDA as a relabeler/repackager and as a specification developer. A specification developer has the authority to tell the FDA approved manufacturer which particular specifications as to power output it desires in the laser medical device which is thus manufactured. Registration by the FDA in this category is an unusual requirement. Registration by the FDA in this category means that the Company can relabel and repackage such laser device under its own name.


(E)  MARKETING

  In the past, the Company purchased the original MLT-129 He-Ne Laser from its supplier and then relabeled each laser with a corporation insignia and serial number for medical use pursuant to FDA approval, and intends to follow the same procedure with the new THERALASE Gallium Arsenide Laser when and if it becomes available. Therapy Lasers, Inc. will, in turn, sell the laser to the medical provider. More than 500 doctors, clinics and hospitals have contacted the Company in the past indicating an interest in purchasing our lasers when and if we secure FDA approval. The manufacturer has assured the Company that it will be able to supply an adequate number of lasers so that the Company will experience no delays in filling purchase orders for the laser devices.


(F)  RETURNS AND WARRANTIES

  The Company's return and warranty policy on the MLT-129 Laser is a direct pass through from the manufacturer, and management expects to follow the same policy with the new laser if the Company is successful in securing distribution rights. The Company offers whatever warranty is in existence from the manufacturer, and also allows credit on items from which it receives credit from the manufacturers. No losses have been experienced to date.

(G)  EMPLOYEES

  Therapy Lasers, Inc. has two full time employees at present, neither of which is paid in cash. Both Mr. Hogg and Mr. Cullen are remunerated solely by stock for their services.

  Lasercare, Inc. has no full time or paid employees.


(H)  CUSTOMERS

  As of the date of this report, the Company is developing a marketing plan and customer base.


(I)  COMPETITION

  To the Company's knowledge there is at present one competitor seeking approval from the FDA for a similar therapeutic laser. In management's opinion, the new THERALASE GaAs model which the Company is negotiating for and hopes to have available for distribution by January 1, 1997, is a superior laser. This new unit is considerably more powerful, has a better appearance, and can be sold for less money. Due to its unique design, it will require much less of the physician's or licensed therapist's time in administering treatment.


(J)  OTHER PRODUCTS/SERVICES

  The Company is currently exploring other income-producing ideas not necessarily in the medical field. Since Therapy Lasers, Inc. is a public corporation with more than 450 shareholders in 35 states, it is an ideal vehicle to pursue such avenues.


ITEM 2.     PROPERTIES

  The Company's executive and laser technology facilities occupy approximately 1200 sq. ft. at 10850 Richmond Avenue, Suite 216, Houston, Texas 77042, pursuant to a month-to-month lease.


ITEM 3.     LEGAL PROCEEDINGS

  None.



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company's shareholders voted, in their annual meeting on February 27, 1995, to change the Company's name from Medici Corporation to Therapy Lasers, Inc., and to sell the Wellness subsidiary. THS Wellness was sold on June 21, 1995 to American Medical Corporation.

  At the February 28, 1996 meeting of the shareholders, acquisition of LaserCare, Inc. was discussed and unanimously approved to be acquired as a wholly-owned subsidiary of LaserCare, Inc.

                                    PART II


ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS


The table below sets forth the high and low bid price of the common stock through February 29, 1996, as reported by the National Quotation Bureau. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

                        FISCAL YEAR ENDING
                        FEBRUARY 28, 1995             HIGH   LOW
                        --------------------          -----  ----
                                1st Quarter           $ .30  $.25
                                2nd Quarter           $ .28  $.06
                                3rd Quarter           $ .50  $.06
                                4th Quarter           $.125  $.06


                        FISCAL YEAR ENDING
                        FEBRUARY 29, 1996
                        --------------------
                                1st Quarter           $.125  $.06
                                2nd Quarter           $.125  $.03
                                3rd Quarter           $ .06  $.03
                                4th Quarter           $ .19  $.03

  As of April 19, 1996, the Company had 476 shareholders of record. The Company has never paid any cash dividends and has no plans to pay any cash dividends in the foreseeable future.


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY

  The Company had total liabilities of $74,558 and a working capital deficit of $74,366 as of February 29, 1996 as compared to $112,541 for February 28, 1995. This decrease in working capital is attributable to the lack of operating revenues coupled with continuing expenses. The Company believes that cash flow from the private placement of common stock will be sufficient to meet the cash requirements for operations over the next twelve month period.

PLAN OF OPERATION

Year Ended February 29, 1996 compared with 1995
- -----------------------------------------------

  There were no revenues from continuing operations for the fiscal years ended
February 29, 1996 and February 28, 1995.   Expenses  increased from $37,196 in
1995 to $85,840 in 1996. The Company is considered to have re-entered the development stage effective March 1, 1995 upon the sale of its last operating unit. In fiscal 1997, the Company plans to keep all expenses at a "bare bones" minimum until sales revenue is large enough to carry the operating expenses. A small public offering of up to $500,000 is planned, and until this has been done

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        (CONTINUED)


and the Company is generating income, some of the larger investors have agreed to purchase enough of the Company's stock to meet all obligations.

  Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: The information contained in the preceding paragraph is forward looking and involves risks and uncertainties that could significantly impact expected results. While it is impossible to itemize the many factors and specific events that could affect the outlook of any company, the Company's outlook for fiscal 1997 is predominately based on its interpretation of what it considers key economic assumptions.


ITEM 7. FINANCIAL STATEMENTS

  The information required by this item is included in a separate section of this Annual Report beginning on Page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(A)  IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

  The Company, pursuant to its by-laws, maintains a Board of Directors of three members and as of February 29, 1996 had these executive officers elected by the Board of Directors on February 28, 1996:


     Name                             Position Held               Age            Dates of Service
- -------------------------------------------------------------------------------------------------------------
Lucien Hugh Cullen              Chairman, Secretary-Treasurer      75          February 27, 1995 to date
Leon D. Hogg                    President, Chief Executive         76          February 27, 1995 to date
Robert C. Meador, Jr.           Vice President                     34          February 28, 1996 to date

  All Directors of the Company hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. Vacancies in the Board of Directors are filled by the remaining members of the Board until the next annual meeting of shareholders. The officers of the Company are elected by the Board of Directors at its first meeting after each annual meeting of the Company's shareholders and serve at the discretion of the Board of Directors or until their earlier resignation or death.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
      (CONTINUED)

(B)  BUSINESS EXPERIENCE

Lucien Hugh Cullen, Age 75. Mr. Cullen has over forty (40) years of general experience in the management of business involved in oil operations, chemicals, mining and the management of investments. For the twelve (12) years prior to his joining the Company in February, 1995, Mr. Cullen was the Chief Executive Officer of Twentieth Century Pipe and Equipment Company, a specialized line pipe company that he formed in 1982. Mr. Cullen began his education at Rice University, then transferred to the University of Texas. After a three (3) year interruption for military service in 1942-45, Mr. Cullen completed his education at Glendale College, California and the University of Houston. He has both a Bachelor of Arts and Master's degree in Business Administration.

Leon D. Hogg, Age 76. Mr. Hogg has been a Director and Officer of the Company since February 27, 1995. Mr. Hogg has been involved in the commercial banking industry in Houston for the last twenty-eight (28) years. From 1962 through 1970 he was a senior commercial lending officer with two Houston banks. In 1970 he formed Lee Hogg & Company, Inc., Mortgage Bankers and Financial Consultants, and has been continuously involved with that company prior to joining Therapy Lasers, Inc. Mr. Hogg obtained a Bachelor of Science degree from North Texas State University in 1942 and has subsequently taken a number of advanced banking, law and accounting courses from the American Institute of Banking.

Robert C. Meador, Jr., 34. For the past ten years employed by Gulf Coast Fan & Light Inc., the last 1 1/2 years as Vice President. In 1992, he became President of Ceiling Fans Direct, Inc. where he served until 1994 when he became President of Laser Care, Inc.



ITEM 10.    EXECUTIVE COMPENSATION


(A)  SUMMARY COMPENSATION TABLE

  No executive of the Company was paid more than $60,000 during the fiscal years ended February 28, 1995, or 1996. In 1995, Thomas Loyd, then Vice-President, was paid $10,800 total before leaving the Company. No other officer was paid cash in 1995 or 1996.

(B)  OPTION AND LONG-TERM COMPENSATION TABLES

  There has been no restricted stock awards, stock options, SAR's, LTIP payouts or other forms oflong-term compensation paid to any officer or director of the Company during the last three years, except for certain stock options granted to former officers which either expired without being exercised or were canceled by the Board of Directors on March 24, 1995. Subsequent to February 28, 1995, the Board of Directors granted stock options as follows:

  Granted to       Number of Shares     Vesting Schedule     Option Price
- --------------------------------------------------------------------------

Lucien Hugh Cullen       80,000        20,000 s/s Quarterly   $.05 / Share

Leon D. Hogg             80,000        20,000 s/s Quarterly   $.05 / Share

All of the above options expire at the end of three years (March 24, 1998).

(C)  PENSION PLANS AND OTHER BENEFIT OR ACTUARIAL PLANS

  The Company has no annuity, pension or retirement plans, nor other plans whose benefits are based on actuarial computations.


(D)  EMPLOYMENT CONTRACTS AND TERMINATION AGREEMENTS

  The Company has no employment contracts or termination agreements with any officer, director or key employee.


(E)  DIRECTOR COMPENSATION

  The Company has no standard arrangement by which its directors are compensated.


(F)  COMPENSATION COMMITTEE REPORT

  The Company's Compensation Committee consists of Lucien Hugh Cullen, Leon D. Hogg and Robert C. Meador, Jr., who administer the Company's Stock Option Plan which was adopted March 12, 1996.


(G)  STOCK PERFORMANCE CHART

  A graph comparing the Company's commutative total return to stockholders in terms of stock price appreciation plus dividends during the previous five years to a broad market index, such as the S&P 500, has not been presented due to the Company's operating losses in recent years and the resulting lack of any significant stock price appreciation or dividends.


(H)  INTERLOCKING RELATIONSHIPS OF DIRECTORS

  Robert C. Meador, Jr. is also a director of the wholly owned Laser Care, Inc.



ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

  The following table set forth, as of April 16, 1996, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock. Unless otherwise indicated, each person has beneficial voting and investment power with respect to the shares owned.



ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT (CONTINUED)

        NAME/ADDRESS OF BENEFICIAL OWNER            NUMBER OF SHARES            PERCENTAGE OF TOTAL
        --------------------------------            ----------------            -------------------
        Charles E. Sheffield                            4,087,817                        43%
           6026 Dashwood
           Houston, Texas  77081

        Gulf Coast Fan & Light, Inc.  (A)                 529,269                       5.6%
           6026 Dashwood
           Houston, Texas  77081

        U.S. Design & Construction Corporation            143,769                       1.5%
           10850 Richmond Avenue, Suite 216
           Houston, Texas  77042

   (A)  Controlled by Charles E. Sheffield

  The following table sets forth, as of April 19, 1996, the common stock ownership of all officers and directors of the Company:



        NAME/ADDRESS OF BENEFICIAL OWNER            NUMBER OF SHARES            PERCENTAGE OF TOTAL
        --------------------------------            ----------------            --------------------

        Lucien Hugh Cullen                                224,000                       2.3%
           4529 Tonawanda
           Houston, Texas  77035

        Leon D. Hogg                                      228,000                       2.4%
           6701 Sands Point, Suite 15
           Houston, Texas  77074
        Robert C. Meador, Jr.
           10850 Richmond, Suite 216                      287,539                       3.0%
           Houston, Texas  77042

        All Officers and Directors as a Group             739,539                       7.8%
           (3 persons)




ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Company had entered into an exclusive contract with Gulf Biomedical Corporation ("GBC") on September 1, 1990, granting GBC exclusive rights to market the He-Ne laser for guaranteed payments of $50,000 per month. GBC, which was an affiliate of the Company, had not performed on the contract during 1994 and 1995, due primarily to the Company's inability to secure approval for the He-Ne Laser from the FDA. The Company rescinded this contract in April, 1995. In connection with the resignation of the founders of the Company in 1995, the receivable from GBC in the amount of $192,958 was written off as uncollectible, and was deemed to be a preferential dividend for accounting purposes.

  Subsequent to the stockholders' meeting on February 27, 1995 in which the Company's founders resigned, the Company transferred all of the net assets of its Wellness division to American Medical Corporation, an unrelated company, in exchange for cash, assumption of certain Wellness indebtedness by the Company, forgiveness of Wellness debt owed to the Company and other consideration aggregating $82,000.

  The founders (Mr. Little and Dr. Ericsson) and certain of their affiliates subsequently returned a total of 1,752,460 shares of the Company's stock, which was then canceled by the Company. In partial exchange for this return of stock, Mr. Little's spouse obtained release from personal liability as a guarantor on certain of the Company's existing indebtedness.

  On March 12, 1996, Therapy Lasers, Inc. acquired 100% ownership of LaserCare, Inc., a Delaware corporation, which has designed a hand-held 10 mW laser that is planned to be manufactured in Mexico and distributed in Mexico, Central and South America, and eventually in Europe and the Orient. The acquisition was in exchange solely for the shares of the corporation in a tax free reorganization under Section 368(a)(1)(b) of the Internal Revenue Code of 1986, as amended.


(A)  COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

  Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by the Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

  The Company's current management has insufficient information to determine whether during the period from March 1, 1995 to February 29, 1996 all Section 16(a) filing requirements applicable to its former officers, former directors and greater than ten-percent beneficial owners were complied with.



                                    PART IV


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

  The information required by this item is included in a separate section of this Annual Report beginning on Page F-1.

                                  SIGNATURES


   In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             THERAPY LASERS, INC.



By: /s/ Lucien Hugh Cullen                           Date:  9/11/1996
    -----------------------------------------             -------------------
    Lucien Hugh Cullen, Chairman of the Board
    Secretary-Treasurer


   In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

         NAME                     TITLE                   DATE
- -----------------------  ------------------------  -------------------
/s/Lucien Hugn Cullen                                  9/11/
______________________   Chairman of the Board,     ____________, 1996
Lucien Hugh Cullen       Secretary-Treasurer
                         Director

/s/Leon D. Hogg                                        9/11/
______________________   President,                 ____________, 1996
Leon D. Hogg             Chief Executive Officer,
                         Director

/s/Robert C. Meador, Jr.                               9/11/
______________________   Vice President,           _____________, 1996
Robert C. Meador, Jr.    Director


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANT WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
                             SECTION 12 OF THE ACT:

                                NOT APPLICABLE.

                                  EXHIBIT 22.1


                     LISTING OF SUBSIDIARIES OF REGISTRANT


                     Name                  Percentage Owned
                     ----                  ----------------

                LaserCare, Inc.                100.00%
                Houston, Texas
                (acquired March 12, 1996)

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                        REQUIRED BY ITEMS 8 AND ITEM 13



                                     INDEX

                                                                                                         PAGE

                                                                                                         ----

A.   FINANCIAL STATEMENTS
     --------------------

     Reports of independent certified public accountants                                                   F-2

     Balance sheet - February 29, 1996                                                                     F-4

     Statements of loss for the two years ended
       February 29, 1996 and February 28, 1995                                                             F-5

     Statements of stockholders' equity for the two years
       ended February 29, 1996 and February 28, 1995                                                       F-6

     Statements of cash flows for the two years ended
       February 29, 1996 and February 28, 1995                                                             F-7

     Notes to financial statements                                                                         F-8

B.   FINANCIAL STATEMENT SCHEDULES
     -----------------------------

     Schedules are omitted because of the absence of the conditions under which they are required, or because the information required by such omitted schedule is contained in the financial statements or the notes thereto.


C.   REPORTS ON FORM 8-K                                                                                   F-16
     -------------------

[BATEMAN, BLOMSTROM & CO. LOGO APPEARS HERE]


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders
Therapy Lasers, Inc.
Houston, Texas

We have audited the accompanying balance sheet of Therapy Lasers, Inc., (a development stage enterprise) as of February 29, 1996 and the related statements of loss, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Therapy Lasers, Inc. (a development stage enterprise) as of February 29, 1996, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and development stage activities and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern.
Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                /s/ Bateman, Blomstrom & Co.
                                                BATEMAN, BLOMSTROM & CO.


Houston, Texas
April 29, 1996, except for Notes 10 and 11, as to which the date is July 7, 1996

                          [LETTER HEAD APPEARS HERE]

                     [PHILIP H. SALCHLI LOGO APPEARS HERE]

                          INDEPENDENT AUDITORS REPORT
                          ---------------------------

The Board of Directors
Therapy Lasers, Inc.
Houston, Texas

I have audited the accompanying balance sheet of Therapy Lasers, Inc. as of February 28, 1995 and the related statements of loss, stockholders' equity, and cash flows for the one year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Therapy Lasers, Inc. as of February 28, 1995, and the results of its operations and cash flows for the one year period ended February 28, 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a net loss, has limited capital
resources and negative working capital.   Such matters raise substantial doubt
about the Companys ability to continue as a going concern. Management's plans regarding these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PHILIP H. SALCHLI, CPA


February 23, 1996

                                                            THERAPY LASERS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                                   BALANCE SHEET
                                                               FEBRUARY 29, 1996


ASSETS
 Current assets:
    Cash                                                                     $192
    Total current assets                                                      192
                                                                      -------------
 Property and equipment, net                                                  857
                                                                      -------------
      Total assets                                                         $1,049
                                                                      =============


LIABILITIES
  Current liabilities:
    Accounts payable                                                      $15,000
    Accrued expenses (Note 2)                                              23,964
    Due to Laser Care, Inc. (Note 11)                                       6,000
    Current portion of long term debt (Note 6)                              3,632
                                                                      -------------
      Total current liabilities                                            48,596
                                                                      -------------

  Noncurrent liabilities:
    Long term debt (Note 6)                                                25,962
                                                                      -------------
      Total noncurrent liabilities                                         25,962
                                                                      -------------

      Total liabilities                                                    74,558
                                                                      -------------

  Commitments and contingencies (Note 8)                                        -

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 100,000,000 shares authorized,
     3,592,816 issued and outstanding                                       3,593
  Capital in excess of par value                                        4,460,843
  Accumulated deficit:
    Prior operating accumulated deficit                                (4,452,105)
    Accumulated during the development stage                              (85,840)
                                                                      -------------
      Total stockholders' equity                                          (73,509)
                                                                      -------------
      Total liabilities and stockholders' equity                           $1,049
                                                                      =============


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                                            THERAPY LASERS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                        STATEMENTS OF LOSS FOR THE PERIODS ENDED
                                         FEBRUARY 29, 1996 AND FEBRUARY 28, 1995
- --------------------------------------------------------------------------------
                                                                CUMULATIVE
                                                                  MARCH 1,
                                                                      1995                          YEARS ENDED FEBRUARY 29/28,
                                                                                                    ----------------------------
                                                                   THROUGH                         1996                       1995
                                                              FEBRUARY 29,                 (DEVELOPMENT                 (OPERATING
                                                                      1996                       STAGE)                     STAGE)
                                                              ------------              ---------------                  ----------
Developmental stage expenses:
  Personnel and consulting costs                                  $ 59,500                   $   59,500                   $22,046
  Rent and occupancy (Note 8)                                        4,450                        4,450                     3,103
  Legal and professional fees                                        4,515                        4,515                     8,675
  Depreciation and amortization                                        143                          143                     1,395
  Other general and administrative                                   9,541                        9,541                     1,977
  Interest                                                           7,691                        7,691                         -
                                                              ------------              ---------------                  ----------
    Loss from operations, development stage                        (85,840)                     (85,840)
    Loss from operations, operating stage                                                                                 (37,196)

  Writeoff of investment (Note 9)                                        -                            -                  (100,000)
                                                              ------------              ---------------                  -----------

    Loss before taxes on income, development stage                 (85,840)                     (85,840)
    Loss before taxes on income, operating stage                                                                         (137,196)

  Provision for income taxes                                             -                            -                         -
                                                              ------------              ---------------                  ----------
    Loss from continuing operations,
      development stage                                            (85,840)                     (85,840)
                                                              ------------              ---------------
   Loss from continuing operations, operating stage                                                                      (137,196)
                                                                                                                         ---------
  Discontinued operations, applicable to period  prior
  to entering development stage (Note 3):
    Income (loss) from discontinued operations                      39,571                       39,571                   (53,395)
    Loss on disposal of segment                                          -                            -                  (559,358)
                                                              ------------              ---------------                  ----------
      Total income (loss) from discontinued operations              39,571                       39,571                  (612,753)
                                                              ------------              ---------------                  ---------
                                                                  $(46,269)                  $  (46,269)                $(749,949)
                                                              ============              ===============                 ===========

Net loss per common share:
  Loss from operations before write-
    down of investments                                                                        $(0.0304)                $(0.0097)
  Write-down of investments                                                                           -                  (0.0260)
  Discontinued operations                                                                        0.0140                  (0.1595)
                                                                                        ---------------                 ----------
                                                                                               $(0.0164)                $(0.1952)
                                                                                        ===============                 ===========

Weighted average number of shares outstanding                                                 2,823,953                3,841,491
                                                                                        ===============               =============


THE ACCOMPANYING NOTES ARE  AN INTEGRAL PART OF THESE  STATEMENTS.


                                                                                                                THERAPY LASERS, INC.

                                                                                                    (A DEVELOPMENT STAGE ENTERPRISE)

                                                                             STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
                                                                                             FEBRUARY 29,1996 AND FEBRUARY 28, 1995
- -----------------------------------------------------------------------------------------------------------------------------------

                                                                                                   DEFICIT
                                                                                PRIOR            ACCUMULATED
                                                    ADDITIONAL                OPERATING          DURING THE
                               COMMON STOCK          PAID IN                 ACCUMULATED         DEVELOPMENT
                               SHARES     AMOUNT     CAPITAL                   DEFICIT           STAGE                  TOTAL
                              ---------  ---------  ---------                ----------        --------                --------

 OPERATING STAGE:
 Balances,  February 28,      3,528,317   $ 3,528   $4,233,468               $(3,548,769)         $          -          $688,227
  1994

 Stock issued for debt          157,568       158       39,234                                                            39,392
 Sale of stock for cash         552,891       552      106,121                                                           106,673
 Stock cancelled (Note 3)    (1,752,460)   (1,752)       1,752                                                                 -
 Cancellation of receivable
   from affiliated company
   controlled by former
    CEO,
   treated as a
    preferential
   dividend distribution                                                        (192,958)                               (192,958)
    (Note 3)
 Loss from continuing
   activities                                                                   (137,196)                               (137,196)
 Loss from discontinued
   operations                                                                   (612,753)                               (612,753)
                              ---------   -------   -----------              ------------         ------------         ---------
 Balances, February 28,       2,486,316   $ 2,486   $4,380,575               $(4,491,676)         $          -         $(108,615)
  1995                        =========   =======   ===========              ============         ============         =========

 DEVELOPMENT STAGE:
 Balances, February 28,
  1995:
   As previously reported     2,486,316   $ 2,486   $3,942,460               $(3,365,566)         $(687,995)           $(108,615)
   Adjustments:
     Recasting of writeoff
      of
       receivable (Note 3)                                                      (192,958)                               (192,958)
     Restatement of loss
      from
       discontinued                                    438,115                  (245,157)                                192,958
        operations
     Reassessment of date
       development stage began                                                  (687,995)          687,995
                              ---------     ----     ---------                   -------           -------             ---------
   As restated                2,486,316     2,486    4,380,575                (4,491,676)                -             $(108,615)

 Stock issued for services      457,000       457       48,443                                                            48,900
 Stock issued for cash          649,500       650       31,825                                                            32,475
 Development stage loss
   from continuing                                                                                 (85,840)              (85,840)
    activities
 Income from discontinued
   operations                                                                     39,571                                  39,571
                             ---------   -------   ----------                -----------                                --------
Balances, February 29,       3,592,816   $ 3,593   $4,460,843                $(4,452,105)        $ (85,840)             $(73,509)
  1996                       =========   =======   ==========                ===========         =========              ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                                                                                                THERAPY LASERS, INC.

                                                                                                    (A DEVELOPMENT STAGE ENTERPRISE)

                                                                                      STATEMENTS OF CASH FLOWS FOR THE PERIODS ENDED

                                                                                              FEBRUARY 29, 1996 AND FEBRUARY 28,1995

- ---------------------------------------------------------------------------------------------------------------------------------

                                            CUMULATIVE
                                              MARCH 1,
                                                  1995
                                               THROUGH                                 YEARS ENDED FEBRUARY 29/28,
                                                                          ------------------------------------------------
                                          FEBRUARY 29,                    (DEVELOPMENT                           (OPERATING
                                                  1996                          STAGE)                               STAGE)
                                          ------------                    -------------------------------------------------

Cash flows from operating activities:
  Net loss                                    $(46,269)                       $(46,269)                           $(749,949)

Adjustments to reconcile net income to cash
provided (used) by operations:
  Discontinued operations                      (39,571)                        (39,571)                             528,303
  Depreciation and amortization                    143                             143                                1,395
  Stock issued for services                     48,900                          48,900                                    -
  Writeoff of investments                            -                               -                              100,000
  Decrease in accounts receivable                    -                               -                                2,300
  Increase (decrease) in accounts payable       (8,411)                         (8,411)                              15,304
  Increase (decrease) in accrued expenses        4,000                           4,000                               (7,955)
  Other increases, net                           6,000                           6,000                                    -
                                                ------                          ------                              -------
    Net cash provided (used) by
    operating  activities                      (35,208)                        (35,208)                            (110,602)
                                                ------                          ------                              -------

Cash flows from investing activities                 -                               -                                    -
                                                ------                          ------                              -------

Cash flows from financing activities:
  Proceeds from sale of common stock            32,475                          32,475                              106,673
  Net change in short term debt                      -                               -                                2,955
    Net cash provided (used) by                 32,475                          32,475                              109,628
    financing activities                        ------                          ------                              -------
    Net increase (decrease) in cash
    and cash equivalents
                                                (2,733)                         (2,733)                                (974)

Cash and cash equivalents, beginning of          2,925                           2,925                                3,899
period
Cash and cash equivalents, end of period      $    192                        $    192                            $   2,925
                                              ========                        ========                            =========

Supplemental cash flow disclosures:
  Cash paid for interest                      $  3,691                        $  3,691                            $       -
Non-cash financing and investing
  activities:
  Stock issued to settle debt                        -                               -                               39,392
  Stock cancelled                                    -                               -                               (1,752)


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                            THERAPY LASERS, INC.
                                                (a development stage enterprise)
                                                   Notes to Financial Statements
                                         February 29, 1996 and February 28, 1995
- --------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Following is a summary of the Companys organization and significant accounting policies:

    ORGANIZATION AND NATURE OF BUSINESS - Therapy Lasers, Inc. (the Company) is a Nevada corporation engaged principally in organizational activities, raising capital, and research and development efforts related to laser technology in the healthcare field, and is seeking regulatory agency approval to manufacture and market a medical laser device. The Company is deemed to have been in the development stage since March 1, 1995. Prior to that time, it was in the operating stage and was engaged in the sale and rental of medical supplies and equipment; these operations have been sold and/or discontinued.

     In its current development stage, management anticipates incurring substantial additional losses as it pursues its research and development efforts until its laser products can be marketed.

     On February 27, 1995, the Company changed its name from Medeci Corporation to Therapy Lasers, Inc.

     BASIS OF PRESENTATION - The accounting and reporting policies of the Company conform to generally accepted accounting principles, and, effective March 1, 1995, the accounting and reporting policies conform to generally accepted accounting principles of development stage enterprises.

     USES OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and concentrations in products and markets which could affect the financial statements and future operations of the Company.

     PRINCIPLES OF CONSOLIDATION - The accompanying statements of loss and cash flows for the year ended February 18, 1995 include the operations of Wellness, Inc., a wholly owned subsidiary, through June 21, 1995. On that date, the net assets of Wellness were sold to American Medical Corporation (see Note 3).

     CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company considers all cash in banks, money market funds, and cetificates of deposit with a maturity of less than one year to be cash equivalents.


     FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS - The Company has adopted Statement of Financial Accounting Standards number 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash,

                                                            THERAPY LASERS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                         FEBRUARY 29, 1996 AND FEBRUARY 28, 1995
- --------------------------------------------------------------------------------

     accounts payable, and accrued expenses approximate fair value because of the short maturity of these items. The carrying amount of long term debt approximates fair value because the interest rate on this instrument approximates a market interest rate. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. At February 29, 1996, the Company had no derivative financial instruments.

     EQUIPMENT AND FURNISHINGS - Equipment and furnishings are stated at cost less accumulated depreciation, computed principally on the straight-line method over the estimated useful lives of the assets. Estimated useful lives approximate five years. Depreciation is taken on the straight-line method for tax purposes also, using lives prescribed by the Internal Revenue Code, which are similar to book basis lives.

     Maintenance and repairs of equipment and furnishings are charged to expense and new purchases and major improvements are capitalized. Upon retirement, sale or other disposition, the cost and accumulated depreciation are eliminated from the accounts, and any gain or loss is included in operating income.

     FEDERAL INCOME TAXES - Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with Statement of Financial Accounting Standards number 109 Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The company provides deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

     Differences between book and tax income arise primarily from the valuation of stock issued for services.

     NET INCOME PER SHARE OF COMMON STOCK - Net income per share of common stock is computed by dividing net income by the weighed average number of shares of common stock outstanding during the period, after giving retroactive effect to stock splits, if any.

     RECLASSIFICATIONS - Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

NOTE 2 - GOING CONCERN ASSUMPTION:
The Company has incurred net operating losses and negative cash flow from operations in recent years, and

                                                            THERAPY LASERS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                         FEBRUARY 29, 1996 AND FEBRUARY 28, 1995


has disposed of its last operating subsidiary. As of February 29, 1996, the Company had negative net worth in excess of $73,000 and no operating revenues. Included in liabilities is a lien for approximately $29,000 in favor of a local bank and a Federal tax lien for approximately $24,000 relating to unpaid payroll taxes, both of which were incurred by prior management. Although the Company realized approximately $32,000 in cash from sales of common stock during the current year, and although management is currently seeking additional cash flow through potential acquisitions and/or mergers with operating companies and is seeking to establish sales channels for its products, primarily outside the U.S., there is no assurance that these activities will be successful.

These factors create substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon (a) obtaining sufficient additional debt or equity financing to finance operations, capital improvements, and research and development activities, (b) attaining a profitable level of operations, (c) sales of technology, (d) acquiring a profitable business, or (e) a combination of these actions. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - DISCONTINUED OPERATIONS:
On February 27, 1995, the former executive officers and major stockholders of the Company resigned and disassociated themselves from the Company. During 1994, the operations of the Companys Wellness, Inc. subsidiary had deteriorated significantly due to the lack of working capital. As a result, the Company determined effective February 28, 1995 (the measurement date) that it would discontinue the Wellness business. The sale of the net assets of Wellness to American Medical Corporation, an unrelated company, was completed on June 21, 1995 in exchange for cash of $5,400, assumption of Wellness indebtedness by the Company, forgiveness of Wellness debt owed to the Company and other consideration totaling approximately $82,000. Simultaneously, certain former officers and affiliates returned 1,752,460 shares of Company stock for cancellation in exchange for an agreement not to initiate litigation against the former CEO for matters arising out of this transaction, and in exchange for a release to the spouse of the former CEO from personal liability as a guarantor on certain Company indebtedness. In addition, stock options held by the retiring parties were canceled.

Income (loss) from discontinued operations consists of the following:

                                             YEAR ENDED FEBRUARY
                                                   29/28,
                                        --------------------------
                                               1996        1995
                                               ----        ----

Total revenues                               $ 39,571   $  95,928
Costs and expenses                                   -    149,323
                                             --------     -------
  Income (loss) from discontinued              39,571    ($53,395)
  operations                                 ========     =======

During the year ended February 29, 1996, the Company settled or compromised several liabilities for less than recorded amounts which had been incurred in prior years in connection with the discontinued operations. The settlements are reflected in the accompanying statement of loss as income from discontinued operations.

                                                            THERAPY LASERS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                         FEBRUARY 29, 1996 AND FEBRUARY 28, 1995
- --------------------------------------------------------------------------------

Loss on disposal of the segment during the year ended February 28, 1995 consists of the following:

     Excess of net book value of assets
     sold, transferred, or written off
     over proceeds from sale of
     approximately $82,000                            $559,358
                                                      ========

Due to the availability of a net operating loss carryforward, there was no Federal income tax effect applicable to loss from discontinued operations or loss on disposal of the segment.

Net liabilities of discontinued operations included in the accompanying balance sheet are as follows:

     Accounts payable                                  $12,936
     Accrued expenses                                   23,964
     Long term debt                                     29,594
                                                        ------
     Total net liabilities                             $66,494
                                                        ======

Concurrent with the discontinuance of the Wellness operation and resignation of the former executive officers, a receivable of $192,958 from a non-operating affiliated company controlled by the former CEO was written off by a charge to retained earnings; this item has been treated for accounting purposes as a preferential dividend to the former CEO.

NOTE 4 - COMMON STOCK:
The Company has 100,000,000 shares of authorized common stock having a par value of $.001 per share. Information relating to common stock are as follows:

                                                        1996         1995
                                                        ----         ----
     Shares outstanding at year end                  3,592,816     2,846,316

     Weighted average number of shares
     outstanding during the year                     2,823,953     3,841,491

  Stock issued for services:
     Number of shares issued                           457,000             -
     Value of shares issued to officers
     and directors for salaries and bonuses         $   48,900             -
     Average value per share                             .1070             -

  Stock issued for cash (including
  officers and directors):
     Number of shares issued                           649,500       552,891
     Total amount received                          $   32,475    $  106,673
     Price per share                                $      .05  $.15 to $.25

On March 24, 1995, the Company granted nonqualified options to certain officers, directors, and key employees to purchase 200,000 shares of common stock at $.05 per share at any time prior to March 24, 1998. None of the options had been exercised at February 29, 1996. No compensation expense was recognized upon granting of the options.

                                                            THERAPY LASERS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                         FEBRUARY 29, 1996 AND FEBRUARY 28, 1995


NOTE 5 - RELATED PARTIES:
The Company had significant relationships and/or transactions with the following related parties:

     WILLIAM A. LITTLE, III - Mr. Little was formerly the Chief Executive Officer and a director of the Company and has received shares of the Company's common stock in lieu of salaries, bonuses and director's fees.
     He and his spouse have also received stock for other services rendered (see "Common Stock"). on february 27, 1995, mr. little resigned as an officer and director, and returned 1,018,355 shares of his stock to the company (see "Discontinued operations").

     ARTHUR D. ERICSSON, M.D. - Dr. Ericsson was formerly Secretary and a director of the Company and has received shares of the Company's common stock in lieu of salaries and directors fees (see "common stock"). On February 27, 1995, Dr. Ericsson resigned as an officer and director.

     GULF BIOMEDICAL CORPORATION ("GBC") - GBC owed the Company $192,738 as of February 28, 1994 on a non-interest bearing note that was partially secured by assets of the former CEO. As part of the Company's reorganization and discontinuance of its operations in 1995, this receivable was written off. gbc currently owns 71,980 shares of the companys stock. GBC'S stock is owned 100% by Mr. Littles adult son, Matthew C. Little.

NOTE 6 - LONG TERM DEBT:

The Company is obligated on a promissory note to a bank, resulting from the discontinued operation of its Wellness business, having a principal balance of $29,594, payable in monthly installments of interest only at 10% per annum through July 5, 1996, then payable in monthly installments of $753, including interest, beginning August 5, 1996, and having a maturity date of July 5, 2000. The note is collateralized by a lien on all of the Companys assets. Maturities of the note are as follows:


     YEAR ENDED FEBRUARY 28:                            AMOUNT
     1997                                               $ 3,632
     1998                                                 6,739
     1999                                                 7,445
     2000                                                11,778
                                                         ------
        Total                                           $29,594
                                                         ======

NOTE 7 - FEDERAL INCOME TAX:
The Company has not filed Federal income tax returns since 1991. As a result, it is not possible to accurately determine the amount or expiration dates of net operating loss carryforward available, although the carryforward is estimated to be in excess of $1,000,000.

No provision for currently refundable Federal income tax has been made in the accompanying statements of loss as no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as its realization is less likely than not.

                                                            THERAPY LASERS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                         FEBRUARY 29, 1996 AND FEBRUARY 28, 1995
- --------------------------------------------------------------------------------

NOTE 8 - COMMITMENTS:
The Company occupies approximately 500 square feet of office space under a month-to-month lease that requires monthly rentals of $445. The space is shared with LaserCare, Inc. (see Note 11).

NOTE 9 - WRITEOFF OF INVESTMENT:
During the year ended February 28, 1995, the Company wrote off its remaining investment of $100,000 in KLK Corporation, formerly an insurance holding concern. In September, 1989, the Company acquired 25,000 shares of KLK preferred stock, initially valued at $2,500,000, by the issuance of 295,000 shares of the Companys (then known as Medeci Corporation) common stock. In November, 1989, as a result of certain adverse events suffered by KLK, the KLK
stock was written down to $952,250.   In 1993, as a result of a series of
additional events, the Company stock originally issued to KLK fell into the hands of certain KLK creditors. Ultimately, an agreement was reached with those creditors, who were now shareholders of the Company, under which the Company would receive approximately one-third of any proceeds from the sale by the KLK creditors of the Companys stock. Therefore, the Companys investment was written down in 1993 to $100,000, which approximated the then underlying market value of the Companys interest in its own stock under the agreement with the KLK creditors. During the year ended February 28, 1995, when the Company discontinued its only operating activities, the remaining $100,000 investment was written off by the Companys new management upon the determination that any
recovery from the agreement with the KLK shareholders was remote.   Subsequent
collections under this agreement, if any, will be credited to income when received.

NOTE 10 - REVERSION TO DEVELOPMENT STAGE ENTERPRISE - As indicated in Note 1, the company has been a development stage enterprise since March 1, 1995. Previously, it had been an operating company, and is deemed to have reverted to
a development stage enterprise effective March 1, 1995.   Certain items of
income or expense incurred during the year ended February 29, 1996 related to discontinued operations during the period when the company was an operating entity. Accordingly, such items are not included in development stage loss.

The deficit accumulated while the Company was an operating company has been segregated into a separate account from the development stage deficit since accumulated.

NOTE 11 - SUBSEQUENT ACQUISITION:
On March 12, 1996, the Company acquired 100% of the stock of LaserCare, Inc. in exchange for 5,750,776 shares of its common stock. A summary balance sheet of LaserCare, a development stage enterprise, at February 29, 1996 follows:

                                                            THERAPY LASERS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                         FEBRUARY 29, 1996 AND FEBRUARY 28, 1995
- --------------------------------------------------------------------------------


ASSETS
  Cash                                                  $12,807
  Advances receivable, Therapy Lasers, Inc.               6,000
                                                         ------
    Total assets                                        $18,807
                                                         ======

LIABILITIES
  Account payable, affiliated company                   $   290
                                                         ------

STOCKHOLDERS EQUITY
  Common stock                                            1,000
  Capital in excess of par value                         21,000
  Deficit accumulated during the
  development stage                                      (3,483)
                                                          -----
    Total stockholders equity                            18,517
                                                         ------
    Total liabilities and stockholders equity           $18,807
                                                         ======

The above summary balance sheet is based on financial statements on which the auditors disclaimed an opinion due to uncertainty as to the collectibility of advances to Therapy Lasers, Inc. and its ability to continue as a going concern.

As a result of this transaction, one individual now controls approximately 70% of Therapy Lasers, Inc.s outstanding common stock. The transaction is expected to be accounted for as a purchase, and was recorded at the net underlying assets of LaserCare.

If the transaction had been completed on March 1, 1995, proforma results of operations for the year ended February 29, 1996 would be as follows (including operations of LaserCare, Inc. from its inception, March 28, 1995, through February 29, 1996):

                                             THERAPY     LASERCARE,    COMBINED
                                          LASERS, INC.      INC.      (PROFORMA)
                                        ---------------------------------------
Developmental stage expenses:
  Personnel and consulting costs             $  59,500                $  59,500
  Rent and occupancy                             4,450                    4,450
  Legal and professional fees                    4,515     $    267       4,782
  Depreciation and amortization                    143                      143
  Other general and administrative               9,541        3,216      12,757
  Interest                                       7,691                    7,691
                                        ---------------------------------------
    Development stage loss from                (85,840)      (3,483)    (89,323)
    operations

Discontinued operations applicable to
operating period prior to entering
development stage:                              39,571                   39,571
  Income from discontinued operations
    Net loss                                  ($46,269)     ($3,483)   ($49,752)
                                        =======================================

                                                            THERAPY LASERS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                         FEBRUARY 29, 1996 AND FEBRUARY 28, 1995


In addition to the acquisition of LaserCare, the Company is actively seeking and evaluating additional possible acquisition opportunities.

C.  REPORTS ON FORM 8-K


                                                                      FINANCIAL
 REPORT                                                               STATEMENTS
  DATE                   TRANSACTION OR EVENT REPORTED                  FILED
- --------                 -----------------------------                ----------

- --------
02/27/95                 Shareholders approve name                      None
                         change;  new officers and
                         directors elected.

03/13/95                 Corporate offices moved to a                   None
                         new address; retail location
                         in Texas City closed.

04/04/95                 The Company acquired 1,018,355                 None
                         shares of its own stock from former
                         CEO in exchange for release from
                         certain liabilities.

04/17/95                 Update on new officers                         None
                         review of corporate accounts.

05/03/95                 Announcement of preliminary                     None
                         merger negotiations with
                         laser manufacturer.

06/21/95                 Finalization of sale of                         None
                         Wellness assets.

07/10/95                 Resignation of Thomas Loyd                      None
                         as an officer and a director.

09/12/95                 Former officer/director                         None
                         completes return of shares
                         of stock in the Company for
                         cancellation.

 2/20/96                 Resignation of C. Williams &                    None
                         Associates, P.C. as independent
                         certifying accountant
