Form 10QSB
period 1996-08-31
THERAPY LASERS INC
filed 1996-10-17
CIK 830318

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For  the  quarterly  period  ended     AUGUST 31, 1996
                                   ----------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE   SECURITIES
ACT OF 1934
For  the  transition  period  from  ________________________________  to
____________________________

For Quarter Ended  AUGUST 31, 1996               Commission File No. 0-18515

                        THERAPY LASERS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             NEVADA                                     NO. 93-0960302
             ------                                     --------------
   (State or other jurisdiction              I.R.S. Employer Identification No.)
of incorporation or organization)

   10850 RICHMOND AVE., STE 216,
         HOUSTON, TEXAS                                77042
----------------------------------------               -----
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code   (713) 783-0443
                                                   ------------------

                                NOT APPLICABLE
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     No X
   ---.   ---.

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Title of Each Class                           Outstanding at May 31 1995
    -------------------                           --------------------------
         Common                                         9,735,592 Shares

                                    PART I



ITEM 1 - FINANCIAL STATEMENTS


                                                         TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----

Balance  Sheets as of  August 31, 1996 (Unaudited)                                                       3

Statements of Loss for the Periods Ended August 31, 1996 and 1995 (Unaudited)                            4

Statements  of  Stockholders' Equity for  the Periods Ended August 31, 1996
                         and 1995 (Unaudited)                                                            5

Statements of Cash Flows for the Periods Ended August 31, 1996 and
                         1995 (Unaudited)                                                                6

Notes to Financial Statements (Unaudited)                                                                7



                                                            THERAPY LASERS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                                   BALANCE SHEET
                                                                 AUGUST 31, 1996
                                                                     (UNAUDITED)

ASSETS
  Current assets:
    Cash                                                     $   8,534
                                                             ---------
      Total current assets                                       8,534
                                                             ---------

Property and equipment, net of accumulated
depreciation of $309                                               691
                                                             ---------
      Total assets                                           $   9,225
                                                             =========

LIABILITIES
  Current liabilities:
    Current portion of long term debt                        $   6,918
    Accounts payable                                            15,000
    Accrued expenses                                            26,725
    Account payable, related party                                 290
    Note payable, related party                                  5,000
                                                             ---------
      Total current liabilities                                 53,933

   Noncurrent liabilities:
     Long term debt                                             22,676
                                                              --------
      Total noncurrent liabilities                              22,676
                                                              --------

      Total liabilities                                         76,609
                                                              --------

    Commitments and contingencies (Note 6)                         -

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 100,000,000
  shares authorized,
    9,735,592 issued and outstanding                             9,736
  Capital in excess of par value                             4,507,714
  Accumulated deficit:
    Prior operating accumulated deficit                     (4,452,105)
    Accumulated during the development stage                  (132,729)
                                                            ----------
      Total stockholders' equity                               (67,384)
                                                            ----------
      Total liabilities and stockholders' equity                $9,225
                                                            ==========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THERE STATEMENTS.             3

                                                            THERAPY LASERS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                        STATEMENTS OF LOSS FOR THE PERIODS ENDED
                                                        AUGUST 31, 1996 AND 1995
                                                                     (UNAUDITED)




                                                                 CUMULATIVE
                                                                  MARCH 1,
                                                                    1995
                                                                   THROUGH        QUARTER ENDED           SIX MONTHS ENDED
                                                                  AUGUST 31,        AUGUST 31,               AUGUST 31,
                                                                               --------------------    ----------------------
                                                                   1996          1996        1995        1996          1995
                                                                  ----------   ---------  ---------    ----------  ----------
Developmental stage expenses:
  Personnel and consulting costs                                  75,202       $   7,413  $  15,300    $   15,702  $   31,200
  Rent and occupancy                                               9,257           2,520      1,838         4,807       3,660
  Legal and professional fees                                     25,292          10,894      2,489        20,777       3,593
  Depreciation and amortization                                      309              83         88           166         169
  Other general and administrative                                13,482             925      3,108         3,941       5,855
  Interest                                                         9,187             502        704         1,496       1,518
                                                                               ---------   --------     ---------   ---------
    Development stage loss from operations                      (132,729)        (22,337)   (23,527)      (46,889)    (45,995)

  Write-down of investments                                          -               -          -             -           -
                                                                --------       ---------   --------      --------    --------
    Development stage loss before taxes on income               (132,729)        (22,337)   (23,527)      (46,889)    (45,995)

  Provision for income taxes                                         -               -          -             -            -
                                                                --------       ---------   --------      --------    --------
    Development stage loss from continuing
      operations                                                (132,729)        (22,337)   (23,527)      (46,889)    (45,995)
                                                                --------       ---------   --------      --------    --------

Discontinued operations applicable to operating
 period prior to entering development stage:
  Gain (loss) from discontinued operations                        39,571             -       32,743           -        40,230
  Loss on disposal of segment                                        -               -          -             -            -
                                                                --------        --------   --------      --------    --------
    Total gain (loss) from discontinued operations                39,571             -       32,743           -        40,230
                                                                --------        --------   --------      --------    --------
      Net loss                                                   (93,158)      $ (22,337) $   9,216    $  (46,889) $   (5,765)
                                                                ========       =========   ========      ========    ========

Net loss per common share (Note 4):
  Development stage loss from operations
    before write-down of investments                                           $ (0.0024) $ (0.0079)   $  (0.0052)  $ (0.0166)
  Write-down of investments                                                          -          -             -            -
  Discontinued operations                                                            -       0.0109           -        0.0145
                                                                               ---------   --------      --------    --------
                                                                               $ (0.0024) $  0.0030    $  (0.0052)  $ (0.0021)
                                                                               =========   ========      ========    ========

Weighted average number of shares outstanding                                  9,233,152  2,991,084     9,086,752   2,771,200
                                                                               =========  =========      ========    ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.             4

                                                              THERAPY LASER, INC
                                                 (DEVELOPMENT STAGE ENTERPRISE)
                        STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE PERIODS ENDED
                                                        AUGUST 31, 1996 AND 1995
                                                                     (UNAUDITED)

                                                                                                  DEFICIT
                                                                                  PRIOR         ACCUMULATED
                                                                 ADDITIONAL     OPERATING       DURING THE
                                               COMMON STOCK       PAID IN      ACCUMULATED      DEVELOPMENT
                                             SHARES     AMOUNT    CAPITAL        DEFICIT           STAGE         TOTAL
                                             ------     ------    -------      -----------      -----------      -----
Balances, February 28, 1995                2,486,316   $2,486   $4,380,575     $(3,803,681)     $(687,995)     $(108,615)

Sales of stock for cash                      629,535   $  630   $   21,845           -               -         $  22,475

Stock issued for services                    250,000      250       24,750           -               -            25,000

Development stage loss                                                                             (5,765)        (5,765)
                                           ---------   ------   ----------     -----------      ---------      ---------

Balances, August 31, 1995                  3,365,851   $3,366   $4,427,170     $(3,803,681)     $(693,760)     $ (66,905)
                                           =========   ======   ==========     ===========      =========      =========


Balance, February 29, 1996                 3,592,816   $3,593   $4,460,843     $(4,452,105)     $ (85,840)     $ (73,509)

Stock issued to acquire
  subsidiary, LaserCare, Inc.              5,750,776    5,751       17,767                                        23,518

Sales of stock for cash                      136,000      136       14,064                                        14,200

Stock issued for services                    256,000      256       15,040           -               -            15,296

Development stage loss                           -         -           -             -            (46,889)       (46,889)
                                           ---------   ------   ----------     -----------      ---------      ---------
Balances, August 31, 1996                  9,735,592   $9,736   $4,507,714     $(4,452,105)     $(132,729)     $ (67,384)
                                           =========   ======   ==========     ===========      =========      =========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.             5

                                                            THERAPY LASERS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                  STATEMENTS OF CASH FLOWS FOR THE PERIODS ENDED
                                                        AUGUST 31, 1996 AND 1995
                                                                     (UNAUDITED)


                                                                CUMULATIVE
                                                                 MARCH 1,
                                                                   1995
                                                                  THROUGH           QUARTER ENDED           SIX MONTHS ENDED
                                                                 AUGUST 31,           AUGUST 31,               AUGUST 31,
                                                                              ---------------------      ---------------------
                                                                   1996          1996          1995        1996         1995
                                                                -----------   ----------   --------    ---------    ---------
Cash flows from operating activities:
  Net Loss                                                      $  (93,158)   $  (22,337)  $   9,216     $ (46,889)   $ (5,765)


Adjustments to reconcile net income to cash
 provided (used) by developmental stage activities:
  Discontinued operations income and expenses                        -              -           -             -           -
  Depreciation and amortization                                        309            83          88           166         169
  Stock issued for services                                         64,196         7,296      12,000        15,296      25,000
  Write-down of investments                                          -              -           -             -           -
  Decrease in accounts receivable                                    -              -           -             -           -
  Increase (decrease) in accounts payable                          (44,931)        2,763     (42,811)        3,051     (41,997)
  Increase (decrease in accrued expenses                             4,000          -           -             -           -
  Other increases, net                                               6,000          -           -             -           -
                                                                -----------   -----------    --------    ---------    ---------
    Net cash provided (used) by operating
      activities                                                   (63,584)      (12,195)    (21,507)      (28,376)    (22,593)
                                                                -----------   -----------    --------    ---------    ---------
  Cash flows from investing activities:
    Acquisition of equipment                                         -              -           -             -           (766)
                                                                -----------   -----------    --------    ---------    ---------

  Cash flows from financing activities:
    Proceeds from sale of common stock                              46,675        14,200      22,474        14,200      22,474
    Stock issued to acquire subsidiary, net of
      reduction in payable to subsidiary                            17,518         5,000        -           17,518        -
    Net change in short term debt                                    -              -             (7)         -             (7)
    Proceeds from note payable, related party                        5,000          -           -            5,000        -
    Net change in due from affiliate                                 -                          -             -           -
                                                                -----------   -----------    --------    ---------    ---------
      Net cash provided (used) by financing activities              69,193        19,200      22,467        36,718      22,467
                                                                -----------   -----------    --------    ---------    ---------

    Net increase (decrease) in cash and equivalents                  5,609         7,005         960         8,342        (892)

Cash and equivalents, beginning of period                            3,117         1,529       1,073           192       2,925
                                                                -----------   ------------   ---------   ---------    ---------
Cash and equivalents, end of period                             $    8,726    $    8,534     $ 2,033     $   8,534    $  2,033
                                                                ==========    ============   =========   =========    =========

Supplemental cash flow disclosures:
  Cash paid for:
    Interest                                                    $   5,187     $     502      $   704     $   1,496    $  1,518
  Non-cash financing and investing activities:
    Stock issued to acquire subsidiary                             12,518           -           -           12,518        -
    Stock issued to settle debt                                      -              -           -             -           -
    Stock cancelled                                                  -              -           -             -           -



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.             6

                                                            THERAPY LASERS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                 AUGUST 31, 1996
                                                                     (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 1996. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended August 31, 1996 are not necessarily indicative of the results that may be expected for the year ending
February 28, 1997.

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

NOTE 3 - ACQUISITION:

On March 12, 1996, the Company acquired 100% of the stock of LaserCare, Inc. in exchange for 5,750,776 shares of its common stock. A summary balance sheet of LaserCare, a development stage enterprise, at February 29, 1996 follows:

       ASSETS
        Cash                                                       $17,807
        Advances receivable, Therapy Lasers Inc.                     6,000
                                                                   -------
          Total assets                                             $23,807
                                                                   =======

       LIABILITIES
        Account payable, affiliated company                        $   290
                                                                   -------
       STOCKHOLDERS' EQUITY
        Common stock                                                 1,000
        Capital in excess of par value                              26,000
        Deficit accumulated during the development stage            (3,483)
                                                                   -------
          Total stockholders' equity                                23,517
                                                                   -------
          Total liabilities and stockholders' equity               $23,807
                                                                   =======

As a result of this transaction, one individual now controls 70% of Therapy Lasers, Inc.'s outstanding common stock. The transaction has been accounted for as a purchase, and was recorded at the net underlying assets of LaserCare. All significant intercompany accounts have been eliminated upon consolidation.

All significant transactions of LaserCare, Inc. are included in the accompanying financial statements for the period ended August 31, 1996. If the transaction had been completed on March 1, 1995, proforma results of operations for the period ended August 31, 1995 would be as follows (including operations of LaserCare, Inc. from its inception, March 28, 1995, through August 31,1995):

                                                            THERAPY LASERS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                 AUGUST 31, 1996
                                                                     (UNAUDITED)


                                             THERAPY     LASERCARE,    COMBINED
                                          LASERS, INC.      INC.      (PROFORMA)
                                        ---------------------------------------
Developmental stage expenses:
  Personnel and consulting costs              $ 31,200                 $ 31,200
  Rent and occupancy                             3,660                    3,660
  Legal and professional fees                    3,593                    3,593
  Depreciation and amortization                    169                      169
  Other general and administrative               5,855        $  16       5,871
  Interest                                       1,518                    1,518
                                        ---------------------------------------
    Development stage loss from                (45,995)         (16)    (46,011)
     operations

Discontinued operations applicable to
 operating period prior
  to entering development stage:                40,230                   40,230
    Gain from discontinued operations   ---------------------------------------
      Net loss                                 ($5,765)        ($16)    ($5,781)
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

         FISCAL YEAR ENDING FEBRUARY 28,
                    1998                                  $ 6,739
                    1999                                    7,445
                    2000                                    8,224
                    2001                                    3,554
                                                          -------
                      Total                               $25,962
                                                          =======

NOTE 5 - FEDERAL TAX LIEN:

The accompanying financial statements reflect a liability of $26,725, which is included in accrued expenses, which represents a lien by the Internal Revenue Service for unpaid employee trust funds incurred by the Company's former retail/rental subsidiary, THS Wellness Centers, Inc.

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

NOTE 7 - COMPENSATION PAID IN STOCK:
The Company compensates certain officers by the issuance of stock for their services, in lieu of cash. Stock issued in lieu of cash was as follows:

                                                          PRICE
                                             NUMBER OF     PER
       DATES ISSUED                           SHARES      SHARE      AMOUNT

QUARTER ENDED MAY 31, 1995:                   130,000     $.10      $13,000
 May 31, 1995

QUARTER ENDED MAY 31, 1996:                    80,000      .05        4,000
 May 31, 1996

QUARTER ENDED AUGUST 31, 1995:                120,000     $.10      $12,000
 August 31, 1995

QUARTER ENDED AUGUST 31, 1996:                 96,000     .076        7,296
 August 31, 1996


PART I.
(continued)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
                             ---------------------

              COMPARISON OF THE SIX MONTHS ENDED AUGUST 31, 1996
                    TO THE SIX MONTHS ENDED AUGUST 31, 1996

Due to the disposal of the Company's THS Wellness Centers, Inc. subsidiary in the fourth quarter of the fiscal year ended February 28, 1995, the Company had no revenues during the six months ended August 31, 1996 or August 31, 1995 and continues to be a development stage enterprise. Operating expenses increased to $46,889, an increase of 2% from the operating expenses for the six months ended August 31, 1995. The net loss for the six months ended August 31, 1996 was $46,889 as compared to a net loss of $45,995 for the six months ended August 31, 1995, which benefited from a gain related to discontinued operations of $40,230 resulting from the settlement or renegotiation of liabilities related to the discontinued business.


                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

Negative working capital of $(45,399) at August 31, 1996 decreased $66,883 from the negative working capital of $(112,282) at February 28, 1995 due primarily to the settlement of liabilities related to the discontinued business for less than recorded amounts.

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

     None

ITEM 5 - OTHER INFORMATION

     None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:  None

     (b)  Reports on Form 8-K:

          (1) February 20, 1996 - Resignation of C. Williams & Associates, P.C. as independent certifying accountant.
          (2) March 14, 1996 - Acquisition of all the outstanding stock of LaserCare, Inc., resignation of Philip H. Salchli, CPA as the Company's independent certifying accountant, and election of Bateman, Blomstrom & Co. as the Company's new independent certifying accountant.
          (3) July 08, 1996 - Amended Form 8K regarding the aquisition of LaserCare, Inc., resignation of Philip H. Salchli, CPA, and election of Bateman, Blomstrom & Co.


                                   SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              THERAPY LASERS, INC.



Date     October 17, 1996                    /s/ LEON HOGG
     __________________________              ______________________
                                             Leon Hogg
                                             Chief Executive Officer