Form 10QSB
period 1996-11-30
THERAPY LASERS INC
filed 1997-02-26
CIK 830318

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For  the  quarterly  period  ended       NOVEMBER 30, 1996
                                   --------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE   SECURITIES
ACT OF 1934
For  the  transition  period  from  __________________ to __________________

For Quarter Ended  NOVEMBER 30, 1996            Commission File No. 0-18515
                   -----------------                                -------


                             THERAPY LASERS, INC.
        ---------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          NEVADA                                   NO. 93-0960302
          ------                                   --------------
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)


    10850 RICHMOND AVE., STE 216,
          HOUSTON, TEXAS                                    77042
    -----------------------------                   -----------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code      (713) 783-0443
                                                   ------------------------

                                NOT APPLICABLE
   --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___.
No  X .
   ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class                         Outstanding at November 30, 1996
-------------------                         --------------------------------
      Common                                        9,901,592 Shares

                                     PART I



ITEM 1 - FINANCIAL STATEMENTS



                               TABLE OF CONTENTS

                                                               Page
                                                               ----

Balance  Sheets as of  November 30, 1996 (Unaudited)             3


Statements of Loss for the Periods Ended November 30, 1996
       and 1995 (Unaudited)                                      4


Statements  of  Stockholders' Equity for  the Periods Ended
       November 30, 1996 and 1995 (Unaudited)                    5


Statements of Cash Flows for the Periods Ended November 30,
       1996 and 1995 (Unaudited)                                 6


Notes to Financial Statements (Unaudited)                        7

                                                      THERAPY LASERS, INC.
                                          (A DEVELOPMENT STAGE ENTERPRISE)
                                                             BALANCE SHEET
                                                          NOVEMBER 30,1996
                                                               (UNAUDITED)
--------------------------------------------------------------------------





ASSETS
  Current assets:
    Cash                                                       $     1,022
                                                               -----------
      Total current assets                                           1,022
                                                               -----------

  Property and equipment, net of accumulated depreciation
   of $392                                                             608
                                                               -----------
      Total assets                                             $     1,630
                                                               ===========


LIABILITIES
  Current liabilities:
    Current portion of long term debt                          $     4,545
    Accounts payable                                                 7,607
    Accrued expenses                                                26,725
    Account payable, related party                                     290
    Note payable, related party                                      5,000
                                                               -----------
      Total current liabilities                                     44,167
                                                               -----------

  Noncurrent liabilities:
    Long term debt                                                  25,049
                                                               -----------
      Total noncurrent liabilities                                  25,049
                                                               -----------

      Total liabilities                                             69,216
                                                               -----------

  Commitments and contingencies (Note 6)                                 -

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value,
   100,000,000 shares authorized,
     9,735,592 issued and outstanding                                9,902
  Capital in excess of par value                                 4,521,940
  Accumulated deficit:
    Prior operating accumulated deficit                        (4,452,105)
    Accumulated during the development stage                     (147,323)
                                                               -----------
      Total stockholders' equity                                  (67,586)
                                                               -----------
      Total liabilities and stockholders' equity               $     1,630
                                                               ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.        3

                                                        THERAPY LASERS, INC.
                                            (A DEVELOPMENT STAGE ENTERPRISE)
                                    STATEMENTS OF LOSS FOR THE PERIODS ENDED
                                                  NOVEMBER 30, 1996 AND 1995
                                                                 (UNAUDITED)


                                               Cumulative
                                                  March 1,
                                                     1995          Quarter Ended                Nine Months Ended
                                                  through           November 30,                   November 30,
                                              November 30,   -------------------------     ---------------------------
                                                     1996      1996          1995             1996           1995
                                                ----------   ---------     -----------     -----------    ------------
Developmental stage expenses:
  Personnel and consulting costs                   75,202    $       -      $  12,000       $  15,702       $   43,200
  Rent and occupancy                               11,549        2,292          2,221           7,099            5,881
  Legal and professional fees                      33,947        8,655            152          29,432            3,745
  Depreciation and amortization                       392           83             90             249              259
  Other general and administrative                 16,290        2,808            606           6,749            6,461
  Interest                                          9,943          756            756           2,252            2,274
                                                             ---------      ---------       ---------       ----------
    Development stage loss from operations       (147,323)     (14,594)       (15,825)        (61,483)         (61,820)


  Write-down of investments                             -            -              -               -                -
                                                ---------    ---------      ---------       ---------       ----------
    Development stage loss before taxes
     on income                                   (147,323)     (14,594)       (15,825)        (61,483)         (61,820)


  Provision for income taxes                            -            -              -               -                -
                                                ---------    ---------      ---------       ---------       ----------

    Development stage loss from continuing
      operations                                 (147,323)     (14,594)       (15,825)        (61,483)         (61,820)
                                                ---------    ---------      ---------       ---------       ----------

Discontinued operations applicable to
  operating period prior to entering
  development stage:
    Gain (loss) from discontinued
     operations                                    39,571            -         13,166               -          (53,396)
    Loss on disposal of segment                         -            -              -               -                -
                                                ---------    ---------      ---------       ---------       ----------
      Total gain (loss) from discontinued
        operations                                 39,571            -         13,166               -           53,396
                                                ---------    ---------      ---------       ---------       ----------
        Net loss                                 (107,752)   $ (14,594)     $  (2,659)      $ (61,483)      $   (8,424)
                                                =========    =========      =========       =========       ==========
Net loss per common share (Note 4):
  Development stage loss from operations
    before write-down of investments                         $ (0.0015)     $ (0.0045)      $ (0.0067)      $  (0.0205)
  Write-down of investments                                          -              -               -                -
  Discontinued operations                                            -         0.0038               -           0.0177
                                                             ---------      ---------       ---------       ----------
                                                             $ (0.0015)     $ (0.0007)      $ (0.0067)      $  (0.0028)
                                                             =========      =========       =========       ==========

Weighted average number of shares outstanding                9,503,951      3,505,851       9,224,688        3,016,084
                                                             =========      =========       =========       ==========




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.        4

                                                        THERAPY LASERS, INC.
                                            (A DEVELOPMENT STAGE ENTERPRISE)
                    STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE PERIODS ENDED
                                                  NOVEMBER 30, 1996 AND 1995
                                                                 (UNAUDITED)


                                                                                    Prior        Deficit
                                                               Additional         Operating     During the
                                       Common Stock              Paid In         Accumulated    Development
                                  Shares         Amount          Capital           Deficit         Stage          Total
                                -----------     ---------     ------------      ------------    -----------     -----------
Balances, February 28, 1995       2,486,316     $  2,486      $  4,380,575      $(3,803,681)    $ (687,995)     $ (108,615)

Sales of stock for cash             629,535     $    630      $     21,845                -              -      $   22,475

Stock issued for services           250,000          250            24,750                -              -          25,000

Development stage loss                                                                              (8,424)         (8,424)
                                -----------     --------      ------------      -----------     ----------      ----------

Balances, November 30, 1995       3,365,851     $  3,366      $  4,427,170      $(3,803,681)    $ (696,419)     $  (69,564)
                                ===========     ========      ============      ===========     ==========      ==========

Balance, February 29, 1996        3,592,816     $  3,593      $  4,460,843      $(4,452,105)    $  (85,840)     $  (73,509)

Stock issued to acquire
 subsidiary, LaserCare, Inc.      5,750,776        5,751            17,767                                          23,518

Sales of stock for cash             206,000          206            20,994                                          21,200

Stock issued for services           352,000          352            22,336                -              -          22,688

Development stage loss                    -            -                 -                -        (61,483)        (61,483)
                                -----------     --------      ------------      -----------     ----------      ----------
Balances, November 30, 1996       9,901,592     $  9,902      $  4,521,940      $(4,452,105)    $ (147,323)     $  (67,586)
                                ===========     ========      ============      ===========     ==========      ==========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.        5

                                                        THERAPY LASERS, INC.
                                            (A DEVELOPMENT STAGE ENTERPRISE)
                              STATEMENTS OF CASH FLOWS FOR THE PERIODS ENDED
                                                  NOVEMBER 30, 1996 AND 1995
                                                                 (UNAUDITED)


                                                 Cumulative
                                                    March 1,
                                                       1995               Quarter Ended                Nine Months Ended
                                                    through                November 30,                    November 30,
                                                November 30,      -----------------------------    ----------------------------
                                                        1996          1996             1995           1996            1995
                                                -------------     -------------    ------------    ------------    ------------
Cash flows from operating activities:
Net loss                                        $  (107,752)       $  (14,594)      $   (2,659)     $  (61,483)     $  (8,424)

Adjustments to reconcile net income
  to cash provided (used) by develop-
  mental stage activities:
    Discontinued operations income and
     expenses                                             -                 -                -               -              -
    Depreciation and amortization                       392                83               90             249            259
    Stock issued for services                        71,492             7,296           12,000          22,592         37,000
    Write-down of investments                             -                 -                -               -              -
    Decreased in accounts receivable                      -                 -                -               -              -
    Increase (decrease) in
     accounts payable                               (50,180)           (7,393)         (13,166)         (2,198)       (55,163)
    Increase (decrease) in accrued
     expenses                                         6,761                 -                -           2,761              -
    Other increases, net                              5,000                96                -          (1,000)             -
                                                                   ----------       ----------      ----------      ---------
     Net cash provided (used) by
      operating activities                          (74,287)          (14,512)          (3,735)        (39,079)       (26,328)
                                                -----------        ----------       ----------      ----------      ---------

Cash flows from investing activities:
  Acquisition of equipment                                -                 -              (72)              -           (838)
                                                -----------        ----------       ----------      ----------      ---------

Cash flows from financing activities:
  Proceeds from sale of common stock                 48,675             7,000            8,001          16,200         30,475
  Stock issued to acquire subsidiary, net
   of reduction in payable to subsidiary             18,517                 -                -          18,517              -
  Net change in short term debt                           -                 -               (7)              -             (7)
  Proceeds from note payable, related party           5,000                 -                -           5,000              -
  Net change in due from affiliate                        -                                  -               -              -
                                                -----------        ----------       ----------      ----------      ---------
    Net cash provided (used) by financing            72,192             7,000            7,994          39,717         30,468
     activities                                 -----------        ----------       ----------      ----------      ---------

    Net increase (decrease) in cash and
     equivalents                                     (2,095)           (7,512)           4,187             638          3,302

Cash and equivalents, beginning of period             3,117             8,534            2,033             192          2,925
                                                -----------        ----------       ----------      ----------      ---------
Cash and equivalents, end of period             $     1,022        $    1,022       $    6,220      $      830      $   6,227
                                                ===========        ==========       ==========      ==========      =========

Supplemental cash flow disclosures:
  Cash paid for:
    Interest                                    $     5,943        $      756       $      704      $    2,252      $   1,518
  Non-cash financing and investing activities:
    Stock issued to acquire subsidiary               12,518                 -                -          12,518              -
    Stock issued to settle debt                           -                 -                -               -              -
    Stock cancelled                                       -                 -                -               -              -


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.        6

                                                            THERAPY LASERS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               NOVEMBER 30, 1996
                                                                     (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 1996. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended November 30, 1996 are not necessarily indicative of the results that may be expected for the year ending February 28, 1997.

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

NOTE 3 - ACQUISITION:

On March 12, 1996, the Company acquired 100% of the stock of LaserCare, Inc. in exchange for 5,750,776 shares of its common stock. A summary balance sheet of LaserCare, a development stage enterprise, at February 29, 1996 follows:

ASSETS
  Cash                                          $17,807
  Advances receivable, Therapy Lasers, Inc.       6,000
                                               --------
    Total assets                                $23,807
                                               ========

LIABILITIES
  Account payable, affiliated company           $   290
                                               --------
STOCKHOLDERS' EQUITY
  Common stock                                    1,000
  Capital in excess of par value                 26,000
  Deficit accumulated during the
   development stage                             (3,483)
                                               --------
    Total stockholders' equity                   23,517
                                               --------
    Total liabilities and stockholders'
     equity                                     $23,807
                                               =========

As a result of this transaction, one individual now controls 70% of Therapy Lasers, Inc.'s outstanding common stock. The transaction has been accounted for as a purchase, and was recorded at the net underlying assets of LaserCare. All significant intercompany accounts have been eliminated upon consolidation.

All significant transactions of LaserCare, Inc. are included in the accompanying financial statements for the period ended November 30, 1996. If the transaction had been completed on March 1, 1995, proforma results of operations for the period ended November 30, 1995 would be as follows (including operations of LaserCare, Inc. from its inception, March 28, 1995, through November 30, 1995):

                                                            THERAPY LASERS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               NOVEMBER 30, 1996
                                                                     (UNAUDITED)


                                             THERAPY     LASERCARE,    COMBINED
                                          LASERS, INC.      INC.      (PROFORMA)
                                        ---------------------------------------
Developmental stage expenses:
  Personnel and consulting costs              $ 31,200                 $ 31,200
  Rent and occupancy                             3,660                    3,660
  Legal and professional fees                    3,593                    3,593
  Depreciation and amortization                    169                      169
  Other general and administrative               5,855        $  16       5,871
  Interest                                       1,518                    1,518
                                        ---------------------------------------
    Development stage loss from
     operations                                (45,995)         (16)    (46,011)

Discontinued operations applicable to
 operating period prior
  to entering development stage:
    Gain from discontinued operations           40,230                   40,230
                                         --------------------------------------
      Net loss                                 ($5,765)        ($16)    ($5,781)
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

FISCAL YEAR ENDING FEBRUARY 28,
     1998                          $ 6,739
     1999                            7,445
     2000                            8,224
     2001                            3,554
                                 ---------
         Total                     $25,962
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

NOTE 7 - COMPENSATION PAID IN STOCK:

The Company compensates certain officers by the issuance of stock for their services, in lieu of cash. Stock issued in lieu of cash was as follows:

                                              PRICE
                                    NUMBER OF  PER
     DATES ISSUED                    SHARES   SHARE  AMOUNT

 QUARTER ENDED MAY 31, 1995:         130,000  $ .10  $13,000
  May 31, 1995

 QUARTER ENDED MAY 31, 1996:          80,000    .05    4,000
  May 31, 1996


 QUARTER ENDED AUGUST 31, 1995:      120,000  $ .10  $12,000
   August 31, 1995

 QUARTER ENDED AUGUST 31, 1996:       96,000   .076    7,296
August 31, 1996

 QUARTER ENDED NOVEMBER 30, 1995:    120,000  $ .10  $12,000
   November 30, 1995

 QUARTER ENDED NOVEMBER 30, 1996:     96,000   .076    7,296
   November 30, 1996

PART I.
(continued)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
                             ---------------------

             COMPARISON OF THE NINE MONTHS ENDED NOVEMBER 30, 1996
                  TO THE NINE  MONTHS ENDED NOVEMBER 30, 1995

Due to the disposal of the Company's THS Wellness Centers, Inc. subsidiary in the fourth quarter of the fiscal year ended February 28, 1995, the Company had no revenues during the nine months ended November 30, 1996 or November 30, 1995 and continues to be a development stage enterprise. Operating expenses continue to increase as no revenues are generated.


                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

Negative working capital of $(42,537) at November 30, 1996 decreased $69,745 from the negative working capital of $(112,282) at February 28, 1995 due primarily to the settlement of liabilities related to the discontinued business for less than recorded amounts.

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

     (a)  Exhibits:  27 - Financial Data Schedule

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

       (3) July 08, 1996 - Amended Form 8K regarding the acquisition of LaserCare, Inc., resignation of Philip H. Salchli, CPA, and election of Bateman, Blomstrom & Co.



                                   SIGNATURE



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                THERAPY LASERS, INC.



Date February 24, 1997          /S/ LEON HOGG
    ---------------------       ----------------------------
                                 Leon Hogg
                                 Chief Executive Officer