Form 10KSB
period 1997-02-28
THERAPY LASERS INC
filed 1997-07-31
CIK 830318

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                  ___________
                                  FORM 10-KSB

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1997       COMMISSION FILE NUMBER 0-18515


                             THERAPY LASERS, INC.
              (Exact name of Company as specified in its charter)


            NEVADA                                              93-0960302
-------------------------------                           ----------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                            Identification Number)


            10850 RICHMOND AVENUE, SUITE 216, HOUSTON, TEXAS  77042
            -------------------------------------------------------
                   (Address of Principal Executive Offices)

       Company's telephone number, including area code:   (713) 783-0443

    -------------------------------------------------------------------------
    (Former name and address of Company, if changed from last annual report.)

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

                                Yes [X]  No [ ]

   The issuer's revenues for the year ended February 28, 1997 were $10,552.

As of June 9, 1997, 10,362,627 shares of ($0.001) par value Common Stock (the Company's only class of voting stock) were outstanding. The aggregate market value of the common shares of the Company on June 9, 1997 (based upon the mean of the closing bid and asked price) held by nonaffiliates of the Company, was approximately $185,473.

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None

                                  FORM 10-KSB

                             THERAPY LASERS, INC.


                               TABLE OF CONTENTS


                                                                         PAGE
                                                                         ----
PART I
  Item   1.    Description of Business                                     3
  Item   2.    Description of Property                                     8
  Item   3.    Legal Proceedings                                           8
  Item   4.    Submission of Matters to a Vote of Security Holders         8


PART II
  Item   5.    Market for Common Equity and Related
                Stockholder Matters                                        8
  Item   6.    Management's Discussion and Analysis or
                Plan of Operations                                         9
  Item   7.    Financial Statements                                        9
  Item   8.    Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                     9


PART III
  Item   9.    Directors, Executive Officers, Promoters and
                Control Persons; Compliance with Section 16(a)
                of the Exchange Act                                       10
  Item  10.    Executive Compensation                                     11
  Item  11.    Security Ownership of Certain Beneficial
                Owners and Management                                     12
  Item  12.    Certain Relationships and Related Transactions             13
  Item  13.    Exhibits and Reports on Form 8-K                           13


SIGNATURES                                                                14

                                    PART I


ITEM 1.   BUSINESS

(A)  BUSINESS DEVELOPMENT

Therapy Lasers, Inc. (the "Company"), was organized with the name Medeci Corporation under the laws of the State of Nevada on September 21, 1987 to commercialize laser and related technologies. Since that time and until November 1996, the Company was engaged primarily in developing the laser technology while developing a strategy to obtain approval from the Food and Drug Administration ("FDA") to market the low level therapeutic lasers in the United States.

On February 27, 1995, the former executive officers and major stockholders of the Company resigned and disassociated themselves from the Company. During 1994, the operations of the Company's Wellness, Inc. subsidiary had deteriorated significantly due to the lack of working capital. As a result, the Company determined effective February 28, 1995 (the "measurement date") that it would discontinue the Wellness business. The sale of the net assets of Wellness to American Medical Corporation, an unrelated company, was completed on June 21, 1995 in exchange for cash of $5,400, assumption of Wellness indebtedness by the Company, forgiveness of Wellness debt owed to the Company and other consideration totaling approximately $82,000. Simultaneously, certain former officers and affiliates returned 1,752,460 shares of Company stock for cancellation in exchange for an agreement not to initiate litigation against the former CEO for matters arising out of this transaction, and in exchange for a release to the spouse of the former CEO from personal liability as a guarantor on certain Company indebtedness. In addition, stock options held by the retiring parties were canceled.

On February 27, 1995, the Company changed its name from Medeci Corporation to Therapy Lasers, Inc.

At the Annual Meeting of the Company's shareholders on February 28, 1996, the shareholders elected the following officers and directors of the Company:

     Lucien H. Cullen                    Chairman and Secretary-Treasurer
     Leon D. Hogg                        President and Chief Executive Officer
     Robert C. Meador, Jr.               Vice President


On March 12, 1996, the Company acquired 100% of the stock of LaserCare, Inc. in exchange for 5,750,776 shares of its common stock. A summary balance sheet of LaserCare, a development stage enterprise, at February 29, 1996 follows:

     ASSETS
      Cash                                                 $   12,807
      Advances receivable, Therapy Lasers, Inc.                 6,000
                                                           ----------
         Total assets                                      $   18,807
                                                           ==========

     LIABILITIES
      Account payable, affiliated company                  $      290
                                                           ----------

     STOCKHOLDERS' EQUITY
      Common stock                                              1,000
      Capital in excess of par value                           21,000
      Deficit accumulated during the development stage         (3,483)
                                                           ----------
         Total stockholders' equity                            18,517
                                                           ----------
    Total liabilities and stockholders' equity             $   18,807
                                                           ==========

The above summary balance sheet is based on financial statements on which the auditors disclaimed an opinion due to uncertainty as to the collectibility of advances to Therapy Lasers, Inc. and its ability to continue as a going concern.

As a result of this transaction, one individual controls approximately 54% of Therapy Lasers, Inc.'s outstanding common stock. The transaction was accounted for as a purchase, and was recorded at the net underlying assets of LaserCare.

LaserCare developed a small handheld laser that the Company sought to market in Mexico, Canada, Central America and South America, and eventually in Europe and the Orient. During the current fiscal year, negotiations were undertaken with one of Mexico's largest distributors of pharmaceuticals and medical devices to market the devices in Mexico. As of the date of this Annual Report, no distribution agreements have been signed. Due to these reasons, and a lack of sufficient operating capital, the Company has been unable to devote any substantial efforts to the laser business since late 1996. In order to pursue this direction, the Company must raise sufficient capital to fund the manufacture of the unit. The Company is moving in other business directions in order to help raise the necessary funds. The Company also investigated several sources of supply for the contract manufacture of the items.

In November, 1996, the Company commenced activities in the wholesale electrical components business, serving as a non-stocking sales representative for an affiliated company. In that connection, the Company sells primarily to another affiliated company. The Company's plan is to utilize the profits earned in the wholesale electrical components business to exploit its laser business. However, there is no assurance the Company will be successful in generating profits in the wholesale electrical components business.

At year end, the Company was investigating other opportunities in related fields.

The Company is deemed to have been in the development stage since March 1, 1995. Prior to that time, it was in the operating stage. In its current development stage, management anticipates incurring substantial additional losses as it pursues its wholesale electrical components business and laser business, and as it investigates other business opportunities.

(B)  DESCRIPTION OF THE COMPANY'S BUSINESS

LASER BUSINESS.

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

European markets are considered more favorable than the United States ("U.S.") in laser use and technology, inasmuch as the various European governments have not deterred the use of the LLLT. Reports from European doctors and hospitals at the 1995 Annual Meeting of the American Society for Laser Medicine and Surgery were critical of studies done in the U.S. for using the low-powered (5 to 10 milliwatt) lasers. The Europeans have reported achieving much improved results by using higher powered Gallium Arsenide ("GaAs") and Gallium Aluminum Arsenide ("GaAlAs") Lasers.

Though the MLT-129 He-Ne Laser which the Company has marketed in the past is the oldest and best documented of all the biostimulatory lasers, it is not practical to build one with 100 milliwatt strength because it would be too big and cumbersome to use efficiently. Also, inasmuch as the Helium-Neon gases are of necessity encased in a long glass sealed tube, the units are easily broken and expensive to replace.

After April of 1995, the Company's efforts were directed toward securing an up-to-date state-of-the-art GaAs or GaAlAs Laser offering average power from 0 to 110 milliwatts and peak power up to 55 watts to achieve higher therapeutic effects. Although a prototype of such a laser was developed by the Company, none have been sold.

Due to the lack of adequate capital, the Company has been unable to devote any substantial efforts toward the development of its laser business since late 1996.

WHOLESALE ELECTRICAL COMPONENTS BUSINESS

In November, 1996, the Company began activities in the wholesale electrical components business, serving as a non-stocking sales representative for an affiliated company. This business is conducted under the assumed name of Bob's Wholesale Lighting. Bob's Wholesale Lighting purchases electrical components from A C Global Corp. and resells them to Gulf Coast Fan & Light, Inc., both of which are controlled by the Company's controlling shareholder. Gulf Coast Fan & Light, Inc., includes the electrical components with other appliances and resells them to the ultimate customer, primarily construction companies, for use and home and commercial construction projects.


(C)  DESCRIPTION OF TECHNOLOGY

LASER BUSINESS.

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

He-Ne Lasers use a laser medium of Helium-Neon gas; GaAs Lasers utilize a diode of Gallium Arsenide and GaAlAs Lasers utilize a laser of Gallium-Aluminum Arsenide. All three of the latter named lasers are useful in treating pain, carpal tunnel syndrome, migraine headaches, trauma, and sports related injuries. A comparison of the above lasers is as follows:

   Type         Wave Length       Mode       Output Power       Medical Use
   ----         -----------       ----       ------------       -----------
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

WHOLESALE ELECTRICAL COMPONENTS BUSINESS

The electrical components sold by Therapy, dba Bob's Wholesale Lighting, are commonly available through various domestic and foreign manufacturers. Substantially all of the electrical components marketed by Bob's are manufactured overseas, due to lower labor costs, resulting in lower wholesale purchase prices. There are no significant technological advantages held by one supplier over another; sales are primarily driven by price, appearance, and currently popular styles.

(D)  FEDERAL REGULATION

LASER BUSINESS

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

All lasers marketed in the U.S. must conform to the Safety Regulations 21 CFR 1040 as established by the Center for Devices and Radiological Health ("CDRH") of the FDA. Each laser manufactured must meet the FDA Safety Standards set forth by the CDRH. FDA acceptance must in turn be obtained by the licensed physician or other healthcare providers in order to use the Company's laser in the medical field. In order to be registered as a FDA regulated relabeler/repackager, the Company must simply relabel/repackage only FDA manufacturer's approved laser medical devices. Compliance with Federal Safety Regulations under FDA control are a requirement. The Company found it easier to buy from am approved manufacturer than to go through the approval sequence in order to manufacture the medical laser device itself.

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

WHOLESALE ELECTRICAL COMPONENTS BUSINESS

Substantially of the the electrical components marketed by the Company meet Underwriters Laboratory ("UL") standards, as required by Federal regulations. There are no other significant regulations that affect the business.

(E)  MARKETING

LASER BUSINESS

In the past, the Company purchased the original MLT-129 He-Ne Laser from its supplier and then relabeled each laser with a corporation insignia and serial number for medical use pursuant to FDA approval, and intends to follow the same procedure with the new THERALASE Gallium Arsenide Laser when and if it becomes available. Therapy Lasers, Inc. will, in turn, sell the laser to the medical provider. More than 500 doctors, clinics and hospitals have contacted the Company in the past indicating an interest in purchasing Therapy's lasers when and if FDA approval can be secured. The manufacturer has assured the Company that it will be able to supply an adequate number of lasers so that the Company will experience no delays in filling purchase orders for the laser devices.

The Company has not sold any lasers in more than two years, and, as indicated above, the Company has been unable to devote any substantial efforts in the laser field since late 1996.

WHOLESALE ELECTRICAL COMPONENTS BUSINESS

As previously indicated, all of the Company's sales of electrical components have been made to an affiliated company, Gulf Coast Fan & Light, Inc. Substantially all of the sales are initiated by Gulf Coast, and are not generated by the Company or its employees. Therefore, there can be no assurance that future sales will continue, or that they will be sufficient to enable the Company to operate at a profit.

(F)  RETURNS AND WARRANTIES

LASER BUSINESS AND WHOLESALE ELECTRICAL COMPONENTS BUSINESS

The Company offers whatever warranty is in existence from the manufacturer, both with respect to lasers and electrical components. It also allows credit on items from which it receives credit from the manufacturers. No losses have been experienced to date.

(G)  EMPLOYEES

At fiscal year end, Therapy Lasers, Inc. had two full time employees, Lucien H. Cullen, Chairman, and Leon D. Hogg, President and CEO. Both Mr. Hogg and Mr. Cullen are compensated solely by the issuance of stock for their services. In addition, Robert C. Meador, Jr., Vice President, devotes part of his time to the Company's affairs. Mr. Meador is compensated by an affiliated company controlled by Therapy's principal shareholder, and the affiliate contributes Mr. Meador's services to Therapy.

(H)  CUSTOMERS

LASER BUSINESS AND WHOLESALE ELECTRICAL COMPONENTS BUSINESS

As indicated above, the Company has curtailed substantially all activity with respect to the laser business; therefore, there are currently no customers for laser products. Also, as indicated above, all electrical components sales are made to Gulf Coast Fan & Light, Inc., an affiliated company, for resale to the ultimate consumers, primarily contractors.

(I)  COMPETITION

LASER BUSINESS

To the Company's knowledge there is at present one competitor seeking approval from the FDA for a similar therapeutic laser.

WHOLESALE ELECTRICAL COMPONENTS BUSINESS

There is substantial competition in the wholesale electrical components business, many of which competitors have more resources than the Company. The industry is a highly competitive one, and success depends on developing a broad customer base, having a broad line of goods at attractive prices, and providing prompt delivery and service. There is no assurance the Company will be successful in competing with its larger and better-financed competitors.

(J)  OTHER PRODUCTS/SERVICES

The Company is currently exploring other income-producing ideas not necessarily in the medical field.


ITEM 2.   PROPERTIES

The Company occupies approximately 800 sq. ft. of office space at 10850 Richmond Avenue, Suite 216, Houston, Texas 77042, pursuant to a month-to-month lease.


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


                                    PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS


The table below sets forth the high and low bid price of the common stock through February 28, 1997, as reported by the National Quotation Bureau. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

     FISCAL YEAR ENDING FEBRUARY 28, 1996            HIGH         LOW
       1st Quarter                                  $ .125      $  .06
       2nd Quarter                                  $ .125      $  .03
       3rd Quarter                                  $  .06      $  .03
       4th Quarter                                  $  .19      $  .03

     FISCAL YEAR ENDING FEBRUARY 28, 1997
       1st Quarter                                  $.1875      $.1250
       2nd Quarter                                  $.3438      $.1250
       3rd Quarter                                  $.3125      $.2813
       4th Quarter                                  $.2813      $.0938

As of June 9, 1997, the Company had 476 shareholders of record. The Company has never paid any cash dividends and has no plans to pay any cash dividends in the foreseeable future.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY

The Company had total liabilities of $88,000 and a working capital deficit of $52,000 as of February 28, 1997 compared to $48,000 at February 29, 1996. This decrease in working capital is attributable to the lack of operating revenues coupled with continuing expenses. The Company expects that cash requirements for development stage operations for the next fiscal year will be provided from the wholesale electrical components business and private placements of common stock. However, there can be no assurance that these activities will, in fact, provide the necessary working capital for operations.

PLAN OF OPERATION

Year Ended February 28, 1997 compared with 1996

The Company had $10,552 in sales and $2,557 in gross profits for the year ended
February 28, 1997, compared with none for February 29, 1996.   Expenses
(including interest) were $110,466 for 1997, compared to $85,840 for 1996. The Company is considered to have re-entered the development stage effective
March 1, 1995 upon the sale of its last operating unit. In fiscal 1998, the Company plans to continue keep expenses at the lowest possible level until sales revenue is large enough to carry the operating expenses. Some of the Company's larger shareholders have agreed to purchase enough of the Company's stock in private placements to meet operating expense obligations. However, such agreements are not evidenced by any written agreements; therefore, there can be no assurance the shareholders will continue to provide such funding when called upon.

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

None.

                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(A)  IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The Company, pursuant to its by-laws, maintains a Board of Directors of three members and as of February 28, 1997 had the following executive officers elected by the Board of Directors on February 28, 1996:


      NAME                        POSITION HELD                   AGE          DATES OF SERVICE
---------------------------------------------------------------------------------------------------
Lucien Hugh Cullen         Chairman, Secretary-Treasurer          75      February 27, 1995 to date
Leon D. Hogg               President, Chief Executive Officer     76      February 27, 1995 to date
Robert C. Meador, Jr.      Vice President                         34      February 28, 1996 to date


In addition, Charles Sheffield, age 43, owns 5,493,511 shares of the Company's common stock, either directly, or through his spouse, children, or entities controlled by him, amounting to approximately 54% of total outstanding shares, and is deemed to be a control person. Mr. Sheffield is not an officer of director of the Company.

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

(B)  BUSINESS EXPERIENCE

Lucien Hugh Cullen, Age 76. Mr. Cullen has over forty (40) years of general experience in the management of business involved in oil operations, chemicals, mining and the management of investments. For the twelve (12) years prior to his joining the Company in February, 1995, Mr. Cullen was the Chief Executive Officer of Twentieth Century Pipe and Equipment Company, a specialized line pipe company that he formed in 1982. Mr. Cullen began his education at Rice University, then transferred to the University of Texas. After a three (3) year interruption for military service in 1942-45, Mr. Cullen completed his education at Glendale College, California and the University of Houston. He has both a Bachelor of Arts and Master's degree in Business Administration.

Leon D. Hogg, Age 77. Mr. Hogg has been a Director and Officer of the Company since February 27, 1995. Mr. Hogg has been involved in the commercial banking industry in Houston for the last twenty-eight (28) years. From 1962 through 1970 he was a senior commercial lending officer with two Houston banks. In 1970 he formed Lee Hogg & Company, Inc., Mortgage Bankers and Financial Consultants, and has been continuously involved with that company prior to joining Therapy Lasers, Inc. Mr. Hogg obtained a Bachelor of Science degree from North Texas State University in 1942 and has subsequently taken a number of advanced banking, law and accounting courses from the American Institute of Banking.

Robert C. Meador, Jr., 35. For the past ten years employed by Gulf Coast Fan & Light Inc., the last 1 1/2 years as Vice President. In 1992, he became President of Ceiling Fans Direct, Inc., and in 1996 he became General Manager of A C Global Corp. Mr. Meador is also President of the Company's subsidiary, LaserCare, Inc.

Charles Sheffield, 43. Mr. Sheffield is President and majority shareholder of U.S. Ceiling Fan Corp., the parent company of Gulf Coast Fan & Light, Inc. and A C Global Corp. He is also a director and majority shareholder of U.S. Design and Construction, Inc. Mr. Sheffield is a graduate of the University of Houston, where he obtained a Bachelors degree in finance.


ITEM 10.  EXECUTIVE COMPENSATION

(A)  SUMMARY COMPENSATION TABLE

No executive of the Company was paid more than $60,000 during the fiscal years ended February 28, 1997 or 1996. All compensation paid during the past two fiscal years to Company executives was paid in stock.

(B)  OPTION AND LONG-TERM COMPENSATION TABLES

There has been no restricted stock awards, stock options, SAR's, LTIP payouts or other forms of long-term compensation paid to any officer or director of the Company during the last three years, except for certain stock options granted to former officers which either expired without being exercised or were canceled by the Board of Directors on March 24, 1995. Subsequent to February 28, 1995, the Board of Directors granted stock options as follows:

         Granted to          Number of      Vesting Schedule      Option Price
                              Shares
--------------------------------------------------------------------------------
     Lucien Hugh Cullen       80,000      20,000 s/s Quarterly    $.05 / Share
     Leon D. Hogg             80,000      20,000 s/s Quarterly    $.05 / Share


At February 28, 1997, none of the options had been exercised. All of the above options expire at the end of three years (March 24, 1998).

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

The following table set forth, as of June 9, 1997, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock. Unless otherwise indicated, each person has beneficial voting and investment power with respect to the shares owned.

     NAME/ADDRESS OF BENEFICIAL OWNER     NUMBER OF SHARES   PERCENTAGE OF TOTAL
     --------------------------------     ----------------   -------------------

     Charles Sheffield
       6026 Dashwood
       Houston, Texas  77081                5,493,511 (A)            53.0%
     Mark Chapman
       4102 University Boulevard
       Houston, Texas 77005                   655,810                 6.3%

(A) Includes shares owned directly and shares owned indirectly by spouse, family members, and related entities, as follows:

     NAME/ADDRESS OF BENEFICIAL OWNER     NUMBER OF SHARES   PERCENTAGE OF TOTAL
     --------------------------------     ----------------   -------------------

     Charles Sheffield                      3,699,317
     Family of Charles Sheffield:
       Carolyn Sheffield, spouse              287,539                 2.8%
       Adult children                         575,078                 5.5%
       Minor child                            287,539                 2.8%
     Entities controlled by
      Charles Sheffield:
       Gulf Coast Fan & Light, Inc.           500,269                 4.8%
       U.S. Design & Construction, Inc.       143,769                 1.4%
                                          -------------------------------
         Total                              5,493,511                53.0%
                                          ===============================


The following table sets forth, as of June 9, 1997, the common stock ownership of all officers and directors of the Company:

     NAME/ADDRESS OF BENEFICIAL OWNER     NUMBER OF SHARES   PERCENTAGE OF TOTAL
     --------------------------------     ----------------   -------------------

     Lucien Hugh Cullen
       4529 Tonawanda
       Houston, Texas  77035                  460,000                 4.4%

     Leon D. Hogg
       6701 Sands Point, Suite 15
       Houston, Texas  77074                  464,000                 4.5%
     Robert C. Meador, Jr.
       10850 Richmond, Suite 216
       Houston, Texas  77042                  287,539                 2.8%

     All Officers and Directors as a Group
       (3 persons)                          1,211,539                 11.7%


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

The Company's current management has insufficient information to determine whether during the period from March 1, 1995 to February 28, 1997 all Section 16(a) filing requirements applicable to its former officers, former directors and greater than ten-percent beneficial owners were complied with.


                                    PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS:
       (1) LISTING OF SUBSIDIARIES OF REGISTRANT:

       NAME                                           PERCENTAGE OWNED
       LaserCare, Inc.                                    100.00%
       Houston, Texas
       (acquired March 12, 1996)

       (2)  FINANCIAL DATA SCHEDULE - See Financial data schedule attached.

(B)  REPORTS FILED ON FORM 8-K:

                                                                  FINANCIAL
                                                                  STATEMENTS
DATE               TRANSACTION OR EVENT REPORTED                    FILED
03/14/96,    Change in control of registrant; acquisition       LaserCare, Inc.
amended      of LaserCare, Inc.; change in registrant's            02/29/96
4/30/96      certifying accountant from Philip H. Salchli,
             CPA to Bateman, Blomstrom & Co.


                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             THERAPY LASERS, INC.



By: /s/ Lucien Hugh Cullen                    Date: July 31, 1997
   ---------------------------
    Lucien Hugh Cullen,
    Chairman of the Board
    Secretary-Treasurer


In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

       NAME                                 Title                     Date

/s/ Lucien Hugh Cullen
---------------------------------     Chairman of the Board,       July 31, 1997
Lucien Hugh Cullen                    Secretary-Treasurer
                                      Director

/s/ Leon D. Hogg
---------------------------------     President,                   July 31, 1997
Leon D. Hogg                          Chief Executive Officer,
                                      Director

/s/ Robert C. Meador, Jr.
---------------------------------     Vice President,              July 31, 1997
Robert C. Meador, Jr.                 Director


   SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
       SECTION 15(D) OF THE ACT BY REGISTRANT WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT:

                                NOT APPLICABLE.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                        REQUIRED BY ITEMS 8 AND ITEM 13



                                     INDEX

                                                                         PAGE
                                                                         ----
A.  FINANCIAL STATEMENTS

    Reports of independent certified public accountants                   F-2

    Balance sheet - February 29, 1997                                     F-3

    Statements of loss for the periods ended
      February 18, 1997 and February 29, 1996                             F-4

    Statements of stockholders' equity for the two years
      ended February 28, 1997 and February 29, 1996                       F-5

    Statements of cash flows for the two years ended
      February 28, 1997 and February 29, 1996                             F-6

    Notes to consolidated financial statements                            F-7

B.  FINANCIAL STATEMENT SCHEDULES

    Schedules are omitted because of the absence of the conditions under which they are required, or because the information required by such omitted schedule is contained in the financial statements or the notes thereto.

C.   REPORTS ON FORM 8-K                                                 F-15

             [Letterhead of Bateman, Blomstrom & Co. appears here]


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To The Board of Directors and Stockholders
Therapy Lasers, Inc.
Houston, Texas

We have audited the accompanying balance sheet of Therapy Lasers, Inc. and Subsidiary, (a development stage enterprise) as of February 28, 1997 and the related statements of loss, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Therapy Lasers, Inc. and Subsidiary (a development stage enterprise) as of February 28, 1997, and the results of its operations and cash flows for the two years then ended in conformity with generally accepted accounting principles.

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



                                 /s/ BATEMAN, BLOMSTOM & CO.
                                 ---------------------------------------
                                 BATEMAN, BLOMSTROM & CO.

Houston, Texas
June 14, 1997

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A development stage enterprise)
                                                                   Balance Sheet
                                                                February 28,1997
--------------------------------------------------------------------------------



ASSETS
  Current assets:
    Cash                                                             $       180
    Accounts receivable, affiliated company (Note 5)                       6,727
                                                                     -----------
      Total current assets                                                 6,907
                                                                     -----------

  Property and equipment, net of accumulated depreciation of $476            524
                                                                     -----------
      Total assets                                                   $     7,431
                                                                     ===========


LIABILITIES
  Current liabilities:
    Accounts payable and accrued expenses (Note 6)                   $    49,845
    Due to related parties (Note 5)                                        9,073
                                                                     -----------
      Total current liabilities                                           58,918
                                                                     -----------

  Noncurrent liabilities:
    Long term debt (Note 7)                                               29,586
                                                                     -----------
      Total noncurrent liabilities                                        29,586
                                                                     -----------

      Total liabilities                                                   88,504
                                                                     -----------

  Commitments and contingencies (Note 9)                                       -

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 100,000,000 shares authorized,
     10,142,627 shares issued and outstanding                             10,143
  Capital in excess of par value                                       4,554,638
  Accumulated deficit (Note1):
    Prior operating accumulated deficit                               (4,452,105)
    Accumulated during the development stage                            (193,749)
                                                                     -----------
      Total stockholders' equity                                         (81,073)
                                                                     -----------
      Total liabilities and stockholders' equity                     $     7,431
                                                                     ===========


       The accompanying notes are an integral part of these statements.

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A development stage enterprise)
                                        Statements of Loss For The Periods Ended
                                         February 28, 1997 and February 29, 1996
--------------------------------------------------------------------------------

                                                                  Cumulative
                                                                   March 1,
                                                                     1995
                                                                   through              Years Ended February 28/29
                                                                 February 28,          ----------------------------
                                                                     1997                  1997              1996
                                                                 ------------          ----------           -------
Sales                                                              $   10,552          $   10,552
Cost of sales                                                           7,995               7,995
                                                                   ----------          ----------         ---------
  Gross profit                                                          2,557               2,557                --
                                                                   ----------          ----------         ---------

Operating expenses:
  Personnel and consulting costs                                      115,596              56,096            59,500
  Rent and occupancy                                                   12,975               8,525             4,450
  Legal and professional fees                                          33,507              28,992             4,515
  Depreciation and amortization                                           476                 333               143
  Other general and administrative                                     20,561              11,020             9,541
                                                                   ----------          ----------         ---------
    Total operating expenses                                          183,115             104,966            78,149
                                                                   ----------          ----------         ---------
    Loss from operations                                             (180,558)           (102,409)          (78,149)

Other expense:
  Interest                                                             13,191               5,500             7,691
                                                                   ----------          ----------         ---------
    Loss before taxes on income                                      (193,749)           (107,909)          (85,840)

  Provision for income taxes                                               --                  --                --
                                                                   ----------          ----------         ---------
    Loss from continuing operations                                  (193,749)           (107,909)          (85,840)
                                                                   ----------          ----------         ---------

Discontinued operations, applicable to period prior
  to entering development stage:
    Income (loss) from discontinued operations                         39,571                  --            39,571
                                                                   ----------          ----------         ---------
      Total income (loss) from discontinued operations                 39,571                  --            39,571
                                                                   ----------          ----------         ---------
        Net loss                                                    $(154,178)          $(107,909)         $(46,269)
                                                                   ==========          ==========         =========

Net loss per common share:
  Loss from continuing operations                                                        $(0.0114)         $(0.0304)
  Discontinued operations                                                                      --            0.0140
                                                                                       ----------         ---------
                                                                                         $(0.0114)         $(0.0164)
                                                                                       ==========         =========

Weighted average number of shares outstanding                                           9,467,711         2,823,953
                                                                                       ==========         =========

       The accompanying notes are an integral part of these statements.

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A development stage enterprise)
                          Statements of Stockholders' Equity For The Years Ended
                                         February 28, 1997 and February 29, 1996
--------------------------------------------------------------------------------

                                                                                                 Deficit
                                                                                     Prior     Accumulated
                                                                    Additional     Operating   During the
                                                 Common Stock        Paid In      Accumulated  Development
                                               Shares     Amount     Capital        Deficit       Stage        Total
                                             ----------  --------    ----------   ----------  -----------   ---------
Balances, February 28, 1995                   2,486,316     2,486     4,380,575    (4,491,676)          -     (108,615)

Stock issued for services                       457,000       457        48,443                                 48,900
Stock issued for cash                           649,500       650        31,825                                 32,475
Development stage loss
  from continuing operations                                                                        (85,840)   (85,840)
Income from discontinued
  operations                                                                           39,571                   39,571
                                             ----------   -------    ----------   -----------     ---------  ---------
Balances, February 29, 1996                   3,592,816     3,593     4,460,843    (4,452,105)      (85,840)   (73,509)

Stock issued to acquire
  LaserCare, Inc. (Note 11)                   5,750,776     5,751        12,766                                 18,517
Stock issued for services                       593,035       593        19,744                                 20,337
Stock issued for cash                           206,000       206        20,994                                 21,200
Capital contributed by affiliated
  company, for which no shares
  were issued                                         -                  40,291                                 40,291
Development stage loss
  from continuing operations                                                                       (107,909)  (107,909)
                                             ----------   -------    ----------   -----------     ---------  ---------
Balances, February 29, 1997                  10,142,627   $10,143    $4,554,638   $(4,452,105)    $(193,749) $ (81,073)
                                             ==========   =======    ==========   ===========     =========  =========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A development stage enterprise)
                                  Statements of Cash Flows For The Periods Ended
                                         February 28, 1997 and February 29, 1996
--------------------------------------------------------------------------------

                                                                  Cumulative
                                                                   March 1,
                                                                     1995
                                                                   through          Years Ended February 28/29,
                                                                 February 28,       -----------------------------
                                                                     1997              1997             1996
                                                                 ------------       -----------      ------------

Cash flows from operating activities:
 Net loss                                                           $(154,178)        $(107,909)        $(46,269)

Adjustments to reconcile net income to cash
  provided (used) by developmental stage activities:
     Discontinued operations                                          (39,571)                -          (39,571)
     Depreciation and amortization                                        476               333              143
     Stock issued for services                                         69,237            20,337           48,900
     Services contributed                                              30,000            30,000
     Decrease (increase) in accounts receivable                        (6,727)           (6,727)               -
     Increase (decrease) in accounts payable and
        accrued expenses                                                6,470            10,881           (4,411)
      Increase in due to related parties                                3,073             3,073
    Other increases, net                                                6,000                 _            6,000
                                                                    ---------         ---------         --------
      Net cash provided (used) by operating
        activities                                                    (85,220)          (50,012)         (35,208)
                                                                    ---------         ---------         --------
Cash flows from investing activities:                                       -                 -                -
                                                                    ---------         ---------         --------
Cash flows from financing activities:
  Proceeds from sale of common stock                                   53,675            21,200           32,475
  Stock issued to acquire subsidiary                                   18,517            18,517                -
  Capital contributed by affiliated company                            10,291            10,291
  Decrease in long term debt                                               (8)               (8)               -
                                                                    ---------         ---------         --------
      Net cash provided (used) by financing activities                 82,475            50,000           32,475
                                                                    ---------         ---------         --------
      Net increase (decrease) in cash and equivalents                  (2,745)              (12)          (2,733)

Cash and equivalents, beginning of period                               2,925               192            2,925
                                                                    ---------         ---------         --------
Cash and equivalents, end of period                                 $     180         $     180         $    192
                                                                    =========         =========         ========
Supplemental cash flow disclosures:
  Cash paid for interest                                            $   6,699         $   3,008         $  3,691
  Non-cash financing and investing activities:
    Stock issued to settle debt                                             -                 -                -

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A development stage enterprise)
                                                   Notes to Financial Statements
                                         February 28, 1997 and February 29, 1996
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Following is a summary of the Company's organization and significant accounting policies:

     ORGANIZATION AND NATURE OF BUSINESS - Therapy Lasers, Inc. (the Company) is a Nevada corporation engaged principally in searching for capital, in organizing and developing a wholesale electrical components business, and in investigating other business opportunities. From March 1, 1995 until late 1996, the Company was attempting to establish markets in foreign countries (primarily Mexico and Canada) for medical laser products it had developed, and was seeking financing to obtain approval of the Food and Drug Administration to market the medical laser products in the United States. In late 1996, the Company substantially discontinued its efforts in the laser field, as its efforts had been unsuccessful. Also in late 1996, the Company commenced activities in the wholesale electrical components business, serving as a non-stocking sales representative for an affiliated company. In that connection, the Company sells primarily to another affiliated company. At year end, the Company was investigating other opportunities in related fields.

     The Company is deemed to have been in the development stage since March 1, 1995. Prior to that time, it was in the operating stage and was engaged in the sale and rental of medical supplies and equipment; these operations have been sold and/or discontinued.

     In its current development stage, management anticipates incurring substantial additional losses as it pursues its wholesale lighting business and as it investigates other business opportunities.

     On February 27, 1995, the Company changed its name from Medeci Corporation to Therapy Lasers, Inc.

     BASIS OF PRESENTATION - The accounting and reporting policies of the Company conform to generally accepted accounting principles, and, effective March 1, 1995, the accounting and reporting policies conform to generally accepted accounting principles of development stage enterprises.

     PRINCIPLES OF CONSOLIDATION - The accompanying financial statements include the accounts of its wholly owned subsidiary, LaserCare, Inc., also a development stage enterprise. All significant intercompany transactions have been eliminated.

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

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A development stage enterprise)
                                                   Notes to Financial Statements
                                         February 28, 1997 and February 29, 1996
--------------------------------------------------------------------------------

     CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company considers all cash in banks, money market funds, and certificates of deposit with a maturity of less than one year to be cash equivalents.

     FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS - The Company has adopted Statement of Financial Accounting Standards number 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses approximate fair value because of
     the short maturity of these items.   The carrying amount of long term debt
     approximates fair value because the interest rate on this instrument
     approximates a market interest rate.   These fair value estimates are
     subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. At February 28, 1997, the Company had no derivative financial instruments.

     EQUIPMENT AND FURNISHINGS - Equipment and furnishings is stated at cost less accumulated depreciation, computed principally on the straight-line method over the estimated useful lives of the assets. Estimated useful lives approximate five years. Depreciation is taken on the straight-line method for tax purposes also, using lives prescribed by the Internal Revenue Code, which are similar to book basis lives.

     Maintenance and repairs of equipment and furnishings are charged to development stage expenses and new purchases and major improvements are capitalized. Upon retirement, sale or other disposition, the cost and accumulated depreciation are eliminated from the accounts, and any gain or loss is included in operating income.

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

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A development stage enterprise)
                                                   Notes to Financial Statements
                                         February 28, 1997 and February 29, 1996
--------------------------------------------------------------------------------

NOTE 2 - GOING CONCERN ASSUMPTION:

The Company has incurred net operating losses and negative cash flow from operations in recent years, and has disposed of its last operating subsidiary. As of February 28, 1997, the Company had negative net worth in excess of $81,000 and minimal operating revenues. Included in liabilities is a lien for approximately $29,000 in favor of a local bank and a Federal tax lien for approximately $27,000 relating to unpaid payroll taxes, both of which were incurred by prior management. Although the Company realized approximately $21,000 in cash from sales of common stock during the current year, and although management is currently seeking additional cash flow through potential acquisitions and/or mergers with operating companies and is seeking to expand its wholesale components business, there is no assurance that these activities will be successful.

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

NOTE 3 - DISCONTINUED OPERATIONS:

On February 27, 1995, the former executive officers and major stockholders of the Company resigned and disassociated themselves from the Company. During 1994, the operations of the Company's Wellness, Inc. subsidiary had deteriorated significantly due to the lack of working capital. As a result, the Company determined effective February 28, 1995 (the "measurement date") that it would discontinue the Wellness business. The sale of the net assets of Wellness to American Medical Corporation, an unrelated company, was previously reported during the year ended February 28, 1995.

Income (loss) from discontinued operations consists of the following:

                                         YEAR ENDED FEBRUARY 28/29,
                                         --------------------------
                                             1997          1996
                                            -------       -------

Total revenues                                    -       $39,571
Costs and expenses                                -             -
                                            -------       -------
      Income (loss) from discontinued
       operations                           $     -       $39,571
                                            =======       =======

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

Net liabilities of discontinued operations included in the accompanying balance sheet are as follows:

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A development stage enterprise)
                                                   Notes to Financial Statements
                                         February 28, 1997 and February 29, 1996
--------------------------------------------------------------------------------


Accounts payable                                $15,000
Accrued expenses                                 26,464
Long term debt                                   29,586
                                                -------
     Total net liabilities                      $71,050
                                                =======

NOTE 4 - COMMON STOCK:

The Company has 100,000,000 shares of authorized common stock having a par value of $.001 per share. Information relating to common stock are as follows:

                                             1997         1996
                                          -----------  ----------
Shares outstanding at year end             10,142,627   3,592,816

Weighted average number of shares
 outstanding during the year                9,467,711   2,823,953

Stock issued for services:
     Number of shares issued                  593,035     457,000
     Value of shares issued to officers
      and directors for salaries
           and bonuses                    $    20,337  $   48,900
     Average value per share              $     .0343  $    .1070

Stock issued for cash (including
 officers and directors):
     Number of shares issued                  206,000     649,500
     Total amount received                $    21,200  $   32,475
     Price per share                      $     .1029  $      .05

On March 24, 1995, the Company granted nonqualified options to certain officers, directors, and key employees to purchase 200,000 shares of common stock at $.05 per share at any time prior to March 24, 1998. None of the options had been exercised at February 29, 1997. No compensation expense was recognized upon granting of the options.

NOTE 5 - RELATED PARTY TRANSACTIONS:

During the year ended February 28, 1997, the Company commenced limited operations as a non-stocking sales representative in the wholesale electrical components business. All of its sales, totaling $10,552, were to Gulf Coast Fan & Light, Inc., and all of its purchases, totaling $7,995, were from A C Global Corp., both of which entities are controlled by the Company's principal shareholder. At February 28, 1997, the Company had $6,727 in accounts receivable from Gulf Coast Fan & Light, Inc., which arose from lighting fixture sales.

Also, at February 28, 1997, the Company was indebted to related parties as follows:

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A development stage enterprise)
                                                   Notes to Financial Statements
                                         February 28, 1997 and February 29, 1996
--------------------------------------------------------------------------------



DESCRIPTION                                            BALANCE
Account payable to A C Global Corp. for
 purchases of electrical components                    $5,073
Loan from Gulf Coast Fan & Light, Inc.,
 non-interest bearing, unsecured, due
 February 28, 1998                                      4,000
                                                      -------
    Total                                              $9,073
                                                      =======

All of the above companies are controlled by the Company's principal shareholder.

During the year ended February 28, 1997, the salary of the Company's Vice President was paid by affiliated companies, and a portion of his salary was allocable to services for the Company. The affiliates did not seek reimbursement for such salary. The estimated value of the contributed services was $30,000 and has been reflected in the accompanying financial statements as a contribution to capital in excess of par value and is included in personnel and consulting costs. Also during the year ended February 28, 1997, the Company received $5,000 in cash from an affiliated company for which no stock was issued, and two affiliated companies forgave $5,291 in balances due for prior years' advances for which no stock was issued. Likewise, these amounts have been reflected as a contribution to capital in excess of par value.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Details of accounts payable and accrued expenses are as follows:

DESCRIPTION                               BALANCE
Accounts payable, trade                   $17,380
Accrued expenses:
  Federal payroll tax lien, including
   accrued interest                        26,465
  Accrued salaries                          6,000
                                          -------
     Total                                $49,845
                                          =======

NOTE 7 - LONG TERM DEBT:

The Company is obligated on a promissory note to a bank, resulting from the discontinued operation of its Wellness business, having a principal balance of $29,586, payable in monthly installments of interest only at 10% per annum through July 5, 2001, at which time it is due in full. The note is collateralized by a lien on all of the Company's assets. Maturities of the note are as follows:

YEAR ENDED FEBRUARY 28:                 AMOUNT
  2002                                  $29,586
                                        -------
     Total                              $29,586
                                        =======

NOTE 8 - FEDERAL INCOME TAX:

At February 28, 1997, the Company had net operating loss carryovers of approximately $1,685,000, which expire as follows:

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A development stage enterprise)
                                                   Notes to Financial Statements
                                         February 28, 1997 and February 29, 1996
--------------------------------------------------------------------------------


EXPIRES FEBRUARY 28:                    AMOUNT
  2003                                  $  118,000
  2004                                     126,000
  2007                                     458,000
  2008                                     542,000
  2010                                     389,000
  2012                                      52,000
                                        ----------
    Total                               $1,685,000
                                        ==========

No provision for currently refundable Federal income tax has been made in the accompanying statements of loss as no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as its realization is less likely than not.

NOTE 9 - COMMITMENTS:

The Company occupies approximately 500 square feet of office space under a month-to-month lease that requires monthly rentals of $764. Rent expense charged to operations were $8,525 (1997) and $4,450 (1996).

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

NOTE 11 - ACQUISITION:

On March 12, 1996, the Company acquired 100% of the stock of LaserCare, Inc. in exchange for 5,750,776 shares of its common stock. A summary balance sheet of LaserCare, a development stage enterprise, at February 29, 1996 follows:


ASSETS

  Cash                                        $12,807
  Advances receivable, Therapy Lasers, Inc.     6,000
                                              -------
    Total assets                              $18,807
                                              =======

LIABILITIES
  Account payable, affiliated company         $   290
                                              -------

STOCKHOLDERS' EQUITY
  Common stock                                  1,000
  Capital in excess of par value               21,000

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A development stage enterprise)
                                                   Notes to Financial Statements
                                         February 28, 1997 and February 29, 1996
--------------------------------------------------------------------------------

  Deficit accumulated during the
   development stage                       (3,483)
    Total stockholders' equity             18,517
                                          -------
    Total liabilities and stockholders'
     equity                               $18,807
                                          =======

The above summary balance sheet is based on financial statements on which the auditors disclaimed an opinion due to uncertainty as to the collectibility of advances to Therapy Lasers, Inc. and its ability to continue as a going concern.

As a result of this transaction, one individual controls approximately 54% of Therapy Lasers, Inc.'s outstanding common stock. The transaction was accounted for as a purchase, and was recorded at the net underlying assets of LaserCare.

If the transaction had been completed on March 1, 1995, proforma results of operations for the year ended February 29, 1996 would be as follows (including operations of LaserCare, Inc. from its inception, March 28, 1995, through February 29, 1996):

                                             THERAPY     LASERCARE,    COMBINED
                                          LASERS, INC.      INC.      (PROFORMA)
                                          ------------   -----------  ---------
Developmental stage expenses:
  Personnel and consulting costs              $ 59,500                 $ 59,500
  Rent and occupancy                             4,450                    4,450
  Legal and professional fees                    4,515      $   267       4,782
  Depreciation and amortization                    143                      143
  Other general and administrative               9,541        3,216      12,757
  Interest                                       7,691                    7,691
                                              --------      --------   --------
    Development stage loss from operations     (85,840)      (3,483)    (89,323)

Discontinued operations applicable to
 operating period prior to entering
 development stage:

    Income from discontinued operations         39,571                   39,571
      Net loss                                --------      --------   --------
                                              $(46,269)     $(3,483)   $(49,752)
                                              ========      =======    ========

Since its acquisition in March, 1996, LaserCare has had no substantial operations.

In addition to the acquisition of LaserCare, the Company is actively seeking and evaluating additional possible acquisition opportunities.