Form 10KSB
period 1998-02-28
THERAPY LASERS INC
filed 1999-01-05
CIK 830318

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                  ___________
                                  FORM 10-KSB

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998       Commission file number 0-18515


                             THERAPY LASERS, INC.
              (Exact name of Company as specified in its charter)

                           NEVADA                                                93-0960302
--------------------------------------------------------------        ------------------------------------
(State or other jurisdiction of incorporation or organization)        (IRS Employer Identification Number)

                    10450 WESTOFFICE, HOUSTON, TEXAS  77042
                   ----------------------------------------
                   (Address of Principal Executive Offices)

       Company's telephone number, including area code:   (713) 339-2722

          10450 RICHMOND AVE., SUITE 216; HOUSTON, TEXAS 77042
   -------------------------------------------------------------------------
   (Former name and address of Company, if changed from last annual report.)

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

                               Yes [X]    No [_]

   The issuer's revenues for the year ended February 28, 1997 were $62,170.

As of June 8, 1998, 10,662,627 shares of ($0.001) par value Common Stock (the Company's only class of voting stock) were outstanding. The aggregate market value of the common shares of the Company on June 8, 1998 (based upon the mean of the closing bid and asked price) held by nonaffiliates of the Company, was approximately $83,758.

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

On February 27, 1995, the Company changed its name from Medeci Corporation to Therapy Lasers, Inc.

At the Annual Meeting of the Company's shareholders on February 28, 1997, the shareholders elected the following officers and directors of the Company:

     Lucien H. Cullen                 Chairman and Secretary-Treasurer
     Leon D. Hogg                     President and Chief Executive Officer
     Robert C. Meador, Jr.            Vice President


On March 12, 1996, the Company acquired 100% of the stock of LaserCare, Inc. in exchange for 5,750,776 shares of its common stock. A summary balance sheet of LaserCare, a development stage enterprise, at February 29, 1996 follows:

ASSETS
  Cash                                                $ 12,807
  Advances receivable, Therapy Lasers, Inc.              6,000
                                                      --------
    Total assets                                      $ 18,807
                                                      ========

LIABILITIES
  Account payable, affiliated company                 $    290
                                                      --------

STOCKHOLDERS' EQUITY
  Common stock                                           1,000
  Capital in excess of par value                        21,000
  Deficit accumulated during the development stage      (3,483)
    Total stockholders' equity                          18,517
                                                      --------
    Total liabilities and stockholders' equity        $ 18,807
                                                      ========

The above summary balance sheet is based on financial statements on which the auditors disclaimed an opinion due to uncertainty as to the collectibility of advances to Therapy Lasers, Inc. and its ability to continue as a going concern.

As a result of this transaction, one individual controls approximately 50.27% of Therapy Lasers, Inc.'s outstanding common stock. The transaction was accounted for as a purchase, and was recorded at the net underlying assets of LaserCare.

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

In November, 1996, the Company commenced activities in the wholesale electrical components business, serving as a non-stocking sales representative for an affiliated company. In that connection, the Company sells primarily to another affiliated company. The Company's plan is to utilize the profits earned in the wholesale electrical components business to exploit its laser business. However, there is no assurance the Company will be successful in generating profits in the wholesale electrical components business. Moreover, the Company suspended its wholesale electrical components business subsequent to February 28, 1998.

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

WHOLESALE ELECTRICAL COMPONENTS BUSINESS

In November, 1996, the Company began activities in the wholesale electrical components business, serving as a non-stocking sales representative for an affiliated company. This business is conducted under the assumed name of Bob's Wholesale Lighting. Bob's Wholesale Lighting purchases electrical components from Builder Source (formerly A C Global Corp.), and resells them to Gulf Coast Fan & Light, Inc., both of which are controlled by the Company's controlling shareholder. Gulf Coast Fan & Light, Inc., includes the electrical components with other appliances and resells them to the ultimate customer, primarily construction companies, for use and home and commercial construction projects. As noted above, the Company suspended its wholesale electrical components business subsequent to February 28, 1998.

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

All biomedical laser applications are based upon the interaction of the laser light with biological substrate. In the simplest sense, low intensity laser light is absorbed, reflected or re-radiated by the substance so that no change occurs within it. On the other hand, ultraviolet invisible radiation can be absorbed, and excite electronic states in many biological molecules, leading to photo-biological transformation at a molecular level. Therefore, the use of laser light enhances the speed at which molecules are excited, making it possible to prove photochemical reactions at a pica second time scale, and further excite higher electronic states in target molecules through multiphoton processes. Biostimulation of metabolic tissue reactions by lasers at a lower energy level has been demonstrated both in the laboratory utilizing LLLT in neuronal tissue culture, fibroblast and wound healing processes in vivo, stimulated healing in animal models in hairless mice, and treatment in human patients in Russia for ulcers, open wounds and skin healing.

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

(g)  EMPLOYEES

At fiscal year end, Therapy Lasers, Inc. had only one employee. Robert C. Meador, Jr., Vice President, devotes part of his time to the Company's affairs. Mr. Meador is compensated by an affiliated company controlled by Therapy's principal shareholder, and the affiliate contributes Mr. Meador's services to Therapy.

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


ITEM 2.   PROPERTIES

The Company formerly occupied approximately 800 sq. ft. of office space at 10850 Richmond Avenue, Suite 216, Houston, Texas 77042, under a month-to-month lease. During the current fiscal year, that space was vacated. Currently, the Company shares office space with Builder Source, an affiliated company, and does not incur rent.

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

The table below sets forth the high and low bid price of the common stock through February 28, 1998, as reported by the National Quotation Bureau. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

FISCAL YEAR ENDING FEBRUARY 28, 1997           High             LOW
     1st Quarter                              $.1875           $.1250
     2nd Quarter                              $.3438           $.1250
     3rd Quarter                              $.3125           $.2813
     4th Quarter                              $.2813           $.0938

FISCAL YEAR ENDING FEBRUARY 28, 1998
     1st Quarter                              $.0312           $.0625
     2nd Quarter                              $.0312           $.0312
     3rd Quarter                              $.0312           $.0312
     4th Quarter                              $.0312           $.0312

As of June 8, 1998, the Company had 462 shareholders of record. The Company has never paid any cash dividends and has no plans to pay any cash dividends in the foreseeable future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY

The Company had total liabilities of $59,000 and a working capital deficit of $49,000 as of February 28, 1998 compared to $52,000 at February 29, 1997. This decrease in working capital is attributable to the lack of operating revenues coupled with continuing expenses. The Company expects that cash requirements for development stage operations for the next fiscal year will be provided from the wholesale electrical components business and private placements of common stock. However, there can be no assurance that these activities will, in fact, provide the necessary working capital for operations.

PLAN OF OPERATION

Year Ended February 28, 1998 compared with 1997

The Company had $62,170 in sales and $16,606 in gross profits for the year ended February 28, 1998, compared with $10,552 in sales and $2,557 in gross profits
for February 29, 1997.   Expenses (including interest) were $30,990 for 1998,
compared to $104,966 for 1997. The Company is considered to have re-entered the development stage effective March 1, 1995 upon the sale of its last operating unit In fiscal 1999, the Company plans to continue maintain expenses at the lowest possible level until sales revenue is high enough to carry the operating expenses. Some of the Company's larger shareholders have agreed to purchase enough of the Company's stock in private placements to meet operating expense obligations. However, such agreements are not evidenced by any written agreements; therefore, there can be no assurance the shareholders will continue to provide such funding when called upon.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: The information contained in the preceding paragraph is forward looking and involves risks and uncertainties that could significantly impact expected results. While it is impossible to itemize the many factors and specific events that could affect the outlook of any company, the Company's outlook for fiscal 1998 is predominately based on its interpretation of what it considers key economic assumptions.

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

None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


(a)  IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The Company, pursuant to its by-laws, maintains a Board of Directors of three members and as of February 28, 1998 had the following executive officers elected by the Board of Directors on February 28, 1997:


      NAME                           POSITION HELD                             AGE      DATES OF SERVICE
--------------------------------------------------------------------------------------------------------------
Lucien Hugh Cullen             Chairman, Secretary-Treasurer                    75   February 27, 1995 to date
Leon D. Hogg                   President, Chief Executive Officer               76   February 27, 1995 to date
Robert C. Meador, Jr.          Vice President                                   34   February 28, 1996 to date

In addition, Charles Sheffield, age 45, owns 5,208,972 shares of the Company's common stock, either directly, or through his spouse, children, or entities controlled by him, amounting to approximately 50.27% of total outstanding shares, and is deemed to be a control person. Mr. Sheffield is not an officer of director of the Company.

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

(b)  BUSINESS EXPERIENCE

Lucien Hugh Cullen, Age 77. Mr. Cullen has over forty (40) years of general experience in the management of business involved in oil operations, chemicals, mining and the management of investments. For the twelve (12) years prior to his joining the Company in February, 1995, Mr. Cullen was the Chief Executive Officer of Twentieth Century Pipe and Equipment Company, a specialized line pipe company that he formed in 1982. Mr. Cullen began his education at Rice University, then transferred to the University of Texas. After a three (3) year interruption for military service in 1942-45, Mr. Cullen completed his education at Glendale College, California and the University of Houston. He has both a Bachelor of Arts and Master's degree in Business Administration.

Leon D. Hogg, Age 78. Mr. Hogg has been a Director and Officer of the Company since February 27, 1995. Mr. Hogg has been involved in the commercial banking industry in Houston for the last twenty-eight (28) years. From 1962 through 1970 he was a senior commercial lending officer with two Houston banks. In 1970 he formed Lee Hogg & Company, Inc., Mortgage Bankers and Financial Consultants, and has been continuously involved with that company prior to joining Therapy Lasers, Inc. Mr. Hogg obtained a Bachelor of Science degree from North Texas State University in 1942 and has subsequently taken a number of advanced banking, law and accounting courses from the American Institute of Banking.

Robert C. Meador, Jr., 36. For the past ten years employed by Gulf Coast Fan & Light Inc., the last 2 1/2 years as Vice President. In 1992, he became President of Ceiling Fans Direct, Inc., and in 1996 he became General Manager of A C Global Corp. Mr. Meador is also President of the Company's subsidiary, LaserCare, Inc.

Charles Sheffield, 45. Mr. Sheffield is President and majority shareholder of U.S. Ceiling Fan Corp., the parent company of Gulf Coast Fan & Light, Inc. and A C Global Corp. He is also a director and majority shareholder of U.S. Design and Construction, Inc. Mr. Sheffield is a graduate of the University of Houston, where he obtained a Bachelors degree in finance.

ITEM 10.  EXECUTIVE COMPENSATION

(a)  SUMMARY COMPENSATION TABLE

No executive of the Company was paid more than $60,000 during the fiscal years ended February 28, 1998 or 1997. All compensation paid during the past two fiscal years to Company executives was paid in stock.

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

            Granted to                   Number of          Vesting Schedule          Option Price
                                          Shares
----------------------------------------------------------------------------------------------------
Lucien Hugh Cullen                        80,000         20,000 s/s Quarterly           $.05 / Share
Leon D. Hogg                              80,000         20,000 s/s Quarterly           $.05 / Share

At February 28, 1998, none of the options had been exercised. All of the above options expired at the end of three years (March 24, 1998).

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table set forth, as of June 8, 1998, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock. Unless otherwise indicated, each person has beneficial voting and investment power with respect to the shares owned.

NAME/ADDRESS OF BENEFICIAL OWNER       NUMBER OF SHARES     PERCENTAGE OF TOTAL
--------------------------------       ----------------     -------------------
Charles Sheffield
     10450 Westoffice
     Houston, Texas  77042                5,496,511 (A)                 53.0%
Mark Chapman
    4102 University Boulevard
    Houston, Texas 77005                    820,300                      7.9%

(A) Includes shares owned directly and shares owned indirectly by spouse, family members, and related entities, as follows:

NAME/ADDRESS OF BENEFICIAL OWNER       NUMBER OF SHARES     PERCENTAGE OF TOTAL
--------------------------------       ----------------     -------------------
Charles Sheffield                         3,702,317                     35.7%
Family of Charles Sheffield:
  Adult children                            575,078                      5.5%
  Minor child                               287,539                      2.7%
Entities controlled by Charles Sheffield:
  Gulf Coast Fan & Light, Inc.              500,269                      4.8%
  U.S. Design & Construction, Inc.          143,769                      1.4%
                                          -------------------------------------
    Total                                 5,208,972                     50.1%
                                          =====================================

The following table sets forth, as of June 8, 1998, the common stock ownership of all officers and directors of the Company:

NAME/ADDRESS OF BENEFICIAL OWNER       NUMBER OF SHARES     PERCENTAGE OF TOTAL
--------------------------------       ----------------     -------------------
Lucien Hugh Cullen
     4529 Tonawanda
     Houston, Texas  77035                  460,000                      4.4%

Leon D. Hogg
     6701 Sands Point, Suite 15
     Houston, Texas  77074                  464,000                      4.5%

Robert C. Meador, Jr.
     10850 Richmond, Suite 216
     Houston, Texas  77042                  287,539                      2.8%

All Officers and Directors as a Group
     (3 persons)                          1,211,539                     11.7%

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

The Company's current management has insufficient information to determine whether during the period from March 1, 1997 to February 28, 1998 all Section 16(a) filing requirements applicable to its former officers, former directors and greater than ten-percent beneficial owners were complied with.

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:
     21.  SUBSIDIARIES OF REGISTRANT
     27.  FINANCIAL DATA SCHEDULE.

(b)  REPORTS FILED ON FORM 8-K:

None.

                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             THERAPY LASERS, INC.



By: /s/ Lucien Hugh Cullen                          Date: December 30, 1998
    -----------------------------------------             -----------------
    Lucien Hugh Cullen, Chairman of the Board
    Secretary-Treasurer


In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

         NAME                       TITLE                          DATE
         ----                       -----                          ----

/s/ Lucien Hugh Cullen         Chairman of the Board,         December 30, 1998
---------------------------    Secretary-Treasurer            -----------------
Lucien Hugh Cullen             Director


/s/ Leon D. Hogg               President,                     December 30, 1998
___________________________    Chief Executive Officer,       -----------------
Leon D. Hogg                   Director



/s/ Robert C. Meador, Jr.      Vice President,                December 30, 1998
___________________________    Director                       -----------------
Robert C. Meador, Jr.


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION
      15(D) OF THE ACT BY REGISTRANT WHICH HAVE NOT REGISTERED SECURITIES
                      PURSUANT TO SECTION 12 OF THE ACT:

                                NOT APPLICABLE.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                        REQUIRED BY ITEMS 8 AND ITEM 13


                                     INDEX

A.   FINANCIAL STATEMENTS

     Reports of independent certified public accountants

     Balance sheet - February 29, 1998

     Statements of loss for the periods ended
        February 28, 1998 and 1997

     Statements of stockholders' equity for the two years ended February 28, 1998 and, 1997

     Statements of cash flows for the periods ended
        February 28, 1998 and, 1997

     Notes to consolidated financial statements


B.   FINANCIAL STATEMENT SCHEDULES

Schedules are omitted because of the absence of the conditions under which they are required, or because the information required by such omitted schedule is contained in the financial statements or the notes thereto.

[LOGO APPEARS HERE]
Bateman & Co., Inc., P.C.
Certified Public Accountants

                                                          5 Briardale Court
                                                       Houston, Texas 77027-2904
                                                            (713) 552-9800
                                                          FAX (713) 552-9700
                                                         www.batemanhouston.com



              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To The Board of Directors and Stockholders
Therapy Lasers, Inc.
Houston, Texas

We have audited the accompanying balance sheet of Therapy Lasers, Inc. and Subsidiary, (a development stage enterprise) as of February 28, 1998 and the related statements of income (loss), stockholders' equity, and cash flows for the periods ended February 28, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Therapy Lasers, Inc. and Subsidiary (a development stage enterprise) as of February 28, 1998 and the results of its operations and cash flows for the periods ended February 28, 1998 and 1997, in conformity with generally accepted accounting principles.

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



                                            BATEMAN & CO., INC.,  P.C..

Houston, Texas
December 9, 1998



                                    Member
              INTERNATIONAL ASSOCIATION OF PRACTISING ACCOUNTANTS
                 Offices in Principal Cities Around The World

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                                   BALANCE SHEET
                                                               FEBRUARY 28, 1998
--------------------------------------------------------------------------------


ASSETS
  Current assets:
    Cash                                                           $     1,284
    Accounts receivable, affiliated company                              8,479
                                                                   -----------
      Total current assets                                               9,763
                                                                   -----------

  Property and equipment, net of accumulated depreciation of $809          191
                                                                   -----------
      Total assets                                                 $     9,954
                                                                   ===========

LIABILITIES
  Current liabilities:
    Note payable                                                   $     2,000
    Accounts payable and accrued expenses                               46,713
    Due to related parties                                              10,512
                                                                   -----------
      Total current liabilities                                         59,225
                                                                   -----------
      Total liabilities                                                 59,225
                                                                   -----------
  Commitments and contingencies                                              -

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 100,000,000 shares authorized,
     10,362,627 shares issued and outstanding                           10,363
Capital in excess of par value                                       4,577,018
  Accumulated deficit:
    Prior operating accumulated deficit                             (4,452,105)
    Accumulated during the development stage                          (184,547)
                                                                   -----------
      Total stockholders' equity                                       (49,271)
                                                                   -----------
      Total liabilities and stockholders' equity                   $     9,954
                                                                   ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                                                         THERAPY LASERS, INC. AND SUBSIDIARY
                                                                                            (A DEVELOPMENT STAGE ENTERPRISE)
                                                                           STATEMENTS OF INCOME (LOSS) FOR THE PERIODS ENDED
                                                                                                  FEBRUARY 28, 1998 AND 1997
----------------------------------------------------------------------------------------------------------------------------

                                                                  CUMULATIVE
                                                                    MARCH 1,
                                                                        1995
                                                                     THROUGH                 YEARS ENDED FEBRUARY 28,
                                                                FEBRUARY 28,             --------------------------------
                                                                        1998                   1998                  1997
                                                                  ----------             ----------            ----------
Sales                                                             $   72,722             $   62,170            $   10,552
Cost of sales                                                         53,559                 45,564                 7,995
                                                                  ----------             ----------            ----------
  Gross profit                                                        19,163                 16,606                 2,557
                                                                  ----------             ----------            ----------
Operating expenses:
  Personnel and consulting costs                                     122,196                  6,600                56,096
  Rent and occupancy                                                  22,152                  9,177                 8,525
  Legal and professional fees                                         43,454                  9,947                28,992
  Depreciation and amortization                                          809                    333                   333
  Other general and administrative                                    25,494                  4,933                11,020
                                                                  ----------             ----------            ----------
    Total operating expenses                                         214,105                 30,990               104,966
                                                                  ----------             ----------            ----------
    Loss from operations                                            (194,942)               (14,384)             (102,409)

Other expense
  Interest                                                            17,191                  4,000                 5,500
                                                                  ----------             ----------            ----------
    Loss before taxes on income                                     (212,133)               (18,384)             (107,909)

  Provision for income taxes                                               -                      -                     -
                                                                  ----------             ----------            ----------
    Loss from continuing operations                                 (212,133)               (18,384)             (107,909)
                                                                  ----------             ----------            ----------
  Discontinued operations, applicable to period
    prior to entering  development stage:
       Income from discontinued operations                            39,571                      -                     -
                                                                  ----------             ----------            ----------
         Total income (loss) from discontinued operations             39,571                      -                     -
                                                                  ----------             ----------            ----------
    Loss before extraordinary item                                  (172,562)               (18,384)             (107,909)

Extraordinary item:
  Income from forgiveness of debt                                     27,586                 27,586                     -
                                                                  ----------             ----------            ----------
    Net income (loss)                                             $ (144,976)            $    9,202            $ (107,909)
                                                                  ==========             ==========            ==========
Basic earnings (loss) per common share from:
  Continuing operations                                                                  $  (0.0018)           $ (0.0114)
  Discontinued operations                                                                         -                    -
  Extraordinary item                                                                         0.0027                    -
                                                                                         ----------            ----------
    Net income (loss)                                                                    $   0.0009            $  (0.0114)
                                                                                         ==========            ==========
Weighted average number of shares outstanding                                            10,352,819             9,467,711
                                                                                         ==========            ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                                                                 THERAPY LASERS, INC. AND SUBSIDIARY
                                                                                                    (A DEVELOPMENT STAGE ENTERPRISE)
                                                                              STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
                                                                                                          FEBRUARY 28, 1998 AND 1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       DEFICIT
                                                                                       PRIOR          ACCUMULATED
                                                                    ADDITIONAL        OPERATING       DURING THE
                                           COMMON STOCK               PAID IN        ACCUMULATED      DEVELOPMENT
                                       SHARES         AMOUNT          CAPITAL          DEFICIT           STAGE          TOTAL
                                     ----------      --------       -----------      -----------       ---------      ---------
 Balances, February 29, 1996          3,592,816       $ 3,593       $ 4,460,843      $(4,452,105)      $ (85,840)     $ (73,509)

 Stock issued to acquire
   LaserCare, Inc.                    5,750,776         5,751            12,766                                          18,517
 Stock issued for services              593,035           593            19,744                                          20,337
 Stock issued for cash                  206,000           206            20,994                                          21,200
 Services contributed by affiliated
   company, for which no shares
   were issued                                                           40,291                                          40,291
 Development stage net loss                                                                             (107,909)      (107,909)
                                     ----------      --------       -----------      -----------       ---------      ---------
 Balances, February 29, 1997         10,142,627        10,143         4,554,638       (4,452,105)       (193,749)       (81,073)

 Stock issued for services
   performed in prior year              120,000           120             5,880                                           6,000
 Stock issued for cash                  100,000           100             9,900                                          10,000
 Services contributed by affiliated
     company for which no shares
     were issued                                                          6,600                                           6,600
 Developmental stage net income                                                                            9,202          9,202
                                     ----------      --------       -----------      -----------       ---------      ---------
 Balances, February 28, 1998         10,362,627      $ 10,363       $ 4,577,018      $(4,452,105)      $(184,547)     $ (49,271)
                                     ==========      ========       ===========      ===========       =========      =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                                                      THERAPY LASERS, INC. AND SUBSIDIARY
                                                                                         (A DEVELOPMENT STAGE ENTERPRISE)
                                                                           STATEMENTS OF CASH FLOWS FOR THE PERIODS ENDED
                                                                                               FEBRUARY 28, 1998 AND 1997
-------------------------------------------------------------------------------------------------------------------------

                                                                  CUMULATIVE
                                                                    MARCH 1,
                                                                        1995
                                                                     THROUGH                  YEARS ENDED FEBRUARY 28,
                                                                 FEBRUARY 28,              ------------------------------
                                                                        1998                   1998                  1997
                                                                  ----------               --------            ----------
 Cash flows from operating activities:
  Net income (loss)                                               $ (144,976)              $  9,202            $ (107,909)

 Adjustments to reconcile  net income to cash
  provided  (used) by  developmental stage activities:
     Income from forgiveness of debt                                 (27,586)               (27,586)                    -
     Discontinued operations                                         (39,571)                     -                     -
     Depreciation and amortization                                       809                    333                   333
     Stock issued for services                                        75,237                  6,000                20,337
     Services contributed                                             36,600                  6,600                30,000
     Decrease (increase) in accounts receivable                       (8,479)                (1,752)               (6,727)
     Increase (decrease) in accounts payable and
        accrued expenses                                               3,338                 (3,132)               10,881
     Increase (decrease) in due to related parties                     4,512                  1,439                 3,073
     Other increases, net                                              6,000                      -                     -
                                                                  ----------               --------            ----------
       Net cash provided (used) by operating
         activities                                                  (94,116)                (8,896)              (50,012)
                                                                  ----------               --------            ----------
 Cash flows from investing activities:                                     -                      -                     -
                                                                  ----------               --------            ----------
 Cash flows from financing activities:
   Proceeds from sale of common stock                                 63,675                 10,000                21,200
   Stock issued to acquire subsidiary                                 18,517                      -                18,517
   Capital contributed by affiliated company                          10,291                      -                10,291
   Decrease in long term debt                                             (8)                     -                    (8)
                                                                  ----------               --------            ----------
       Net cash provided (used) by financing activities               92,475                 10,000                50,000
                                                                  ----------               --------            ----------
       Net increase (decrease) in cash and equivalents                (1,641)                 1,104                   (12)

 Cash and equivalents, beginning of period                             2,925                    180                   192
                                                                  ----------               --------            ----------
 Cash and equivalents, end of period                              $    1,284               $  1,284            $      180
                                                                  ==========               ========            ==========
 Supplemental cash flow disclosures:
   Cash paid for interest                                         $   10,669               $  4,000            $    3,008
   Non-cash financing and investing activities:
     Income from forgiveness of debt                                  27,586                 27,586                     -
     Stock issued for services                                        75,237                  6,000                20,337
     Services contributed                                             36,600                  6,600                30,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                         FEBRUARY 28, 1998 AND FEBRUARY 28, 1997
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Following is a summary of the Company's organization and significant accounting policies:

     ORGANIZATION AND NATURE OF BUSINESS - Therapy Lasers, Inc. (the Company) is a Nevada corporation engaged principally in searching for capital, in organizing and developing a wholesale electrical components business, and in investigating other business opportunities. From March 1, 1995 until late 1996, the Company was attempting to establish markets in foreign countries (primarily Mexico and Canada) for medical laser products it had developed, and was seeking financing to obtain approval of the Food and Drug Administration to market the medical laser products in the United States. In late 1996, the Company substantially discontinued its efforts in the laser field, as its efforts had been unsuccessful. Also in late 1996, the Company commenced activities in the wholesale electrical components business, serving as a non-stocking sales representative based in Houston, Texas for an affiliated company. In that connection, the Company sells primarily to another affiliated company. At year end, the Company was investigating other opportunities in related fields.

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

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                         FEBRUARY 28, 1998 AND FEBRUARY 28, 1997
--------------------------------------------------------------------------------

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS - The carrying amounts of cash, accounts receivable, accounts payable, notes payable, and accrued expenses approximate fair value because of the short
     maturity of these items.   These fair value estimates are subjective in
     nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. At February 28, 1998, the Company had no derivative financial instruments.

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

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                         FEBRUARY 28, 1998 AND FEBRUARY 28, 1997
--------------------------------------------------------------------------------

     Differences between book and tax income arise primarily from the valuation of stock issued for services.

     EARNINGS PER SHARE OF COMMON STOCK - Earnings per share of common stock is computed in accordance with Statement of Financial Accounting Standards number 128, Earnings Per Share, which became effective for financial statements for periods ending after December 15, 1997. Prior periods have been restated to conform to the new pronouncement. Basic earnings per share is computed by dividing net income (loss) by the weighed average number of shares of common stock outstanding during the period, after giving retroactive effect to stock splits, if any. The company does not have a complex capital structure; therefore, there are no diluted earnings per share amounts presented.

NOTE 2 - GOING CONCERN ASSUMPTION:

The Company has incurred net operating losses and negative cash flow from operations in recent years, and has disposed of its last operating subsidiary. As of February 28, 1998, the Company had negative net worth in excess of $49,000 and operating revenues that were insufficient to generate a profit. Included in liabilities is a Federal tax lien for approximately $29,000 relating to unpaid payroll taxes, which was incurred by prior management. The Company has submitted an offer in compromise to the Internal Revenue Service regarding this liability, but there is no assurance the offer will be accepted. Also, although the Company realized $10,000 in cash from sales of common stock during the current year, management is currently seeking additional cash flow through potential acquisitions and/or mergers with operating companies, and management is seeking to expand its wholesale components business, there is no assurance that these activities will be successful.

These factors create substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon (a) obtaining sufficient additional debt or equity financing to finance operations, capital improvements, and other necessary activities, (b) achieving a profitable level of operations, (c) acquiring a profitable business, or (d) a combination of these actions. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS:

During the year ended February 28, 1997, the Company commenced limited operations as a non-stocking sales representative in the wholesale electrical components business. All of its sales, totaling $62,170 (1998) and $10,552
(1997), were to Gulf Coast Fan & Light, Inc., and all of its purchases, totaling $45,564 (1998) and $7,995 (1997), were from A C Global Corp., both of which entities are controlled by the Company's principal shareholder. At February 28, 1998, the

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                         FEBRUARY 28, 1998 AND FEBRUARY 28, 1997
--------------------------------------------------------------------------------

Company was due $8,479 in accounts receivable from Gulf Coast Fan & Light, Inc., which arose from lighting fixture sales.

Also, at February 28, 1998, the Company was indebted to related parties as follows:

DESCRIPTION                                                      BALANCE
Account payable to A C Global Corp. for purchases of
  electrical components                                          $ 6,512
Loan from Gulf Coast Fan & Light, Inc., non-interest
  bearing, unsecured, due February 28, 1999                        4,000
                                                                 -------
    Total                                                        $10,512
                                                                 =======

All of the above companies are controlled by the Company's principal shareholder.

During the years ended February 28, 1998 and 1997, the salary of the Company's Vice President was paid by affiliated companies, and a portion of his salary was allocable to services for the Company. The affiliates did not seek reimbursement for such salary. The estimated value of the contributed services was $6,600 (1998) and $30,000 (1997), has been reflected in the accompanying financial statements as a contribution to capital in excess of par value, and is
included in personnel and consulting costs.    Also, during the year ended
February 28, 1997, the Company received $5,000 in cash from an affiliated company for which no stock was issued, and two affiliated companies forgave $5,291 in balances due for prior years' advances for which no stock was issued. Likewise, these amounts have been reflected as a contribution to capital in excess of par value.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
Details of accounts payable and accrued expenses are as follows:

DESCRIPTION                                                      BALANCE
Accounts payable, trade                                          $17,598
Accrued expenses:
  Federal payroll tax lien, including accrued interest            29,115
                                                                 -------
     Total                                                       $46,714
                                                                 =======

Accounts payable, trade, include approximately $15,000 in estimated payables that were incurred prior to March 1, 1995, as a provision related to the Company's discontinued operations. During the year ended February 28, 1998, no demands were made on the Company for payment of these amounts.

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                         FEBRUARY 28, 1998 AND FEBRUARY 28, 1997
--------------------------------------------------------------------------------

Subsequent to February 28, 1998, the Company made an offer in compromise to the Internal Revenue Service to settle the Federal tax lien for a nominal amount. No response has yet been received.

NOTE 5 - NOTE PAYABLE TO BANK:

At February 28, 1997, the Company was obligated on a promissory note to a bank, resulting from the discontinued operation of its Wellness business, having a principal balance of $29,586, payable in monthly installments of interest only at 10% per annum through July 5, 2001, at which time it was due in full. The note was collateralized by a lien on all of the Company's assets. During the current year, the Company made an offer to the bank to settle this note for $2,000, which was accepted by the bank. Payment in full settlement was made on May 19,1998. Accordingly, the balance at February 28, 1998 has been reduced to $2,000, and income from forgiveness of debt in the amount of $27,586 was recognized, and is classified as an extraordinary item.

NOTE 6 - FEDERAL INCOME TAX:
The currently payable (refundable) provision (credit) for Federal income tax consists of the following

                                                                           1998                  1997
                                                                         ------------------------------
Currently payable (refundable) provision (credit),
attributable to:
    Current operations                                                   $ 5,400               ($26,500)
    Less:
      Benefit from net operating loss carryover                           (5,400)                     -
      Limitation due to absence of prior taxable income                        -                 26,500
                                                                         -------              ---------
    Net amount payable (refundable)                                      $     -              $       -
                                                                         ========             =========

The Company follows Statement of Financial Accounting Standards number 109 (SFAS
109), Accounting for Income Taxes. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. The cumulative tax effect at the expected rate of 35% of significant items comprising the Company's net deferred tax amounts as of February 28, 1998 and 1997 are as follows:

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                         FEBRUARY 28, 1998 AND FEBRUARY 28, 1997
--------------------------------------------------------------------------------

                                                 1998                1997
                                               ---------          ---------
  Deferred tax assets attributable to:
     Net operating loss carryforward           $ 593,400          $ 598,900
                                               ---------          ---------
      Subtotal                                   593,400            598,900
    Less, Valuation allowance                   (593,400)          (598,900)
     Net deferred tax assets                   $       -          $       -
                                               =========          =========

At February 28, 1998 the Company had net operating loss carryovers of approximately $1,695,000 which expire as follows:

  EXPIRES:                                                    AMOUNT
    December 31, 2003                                       $  101,000
    December 31, 2004                                          126,000
    February 28, 2007                                          459,000
    February 28, 2008                                          542,000
    February 28, 2010                                          389,000
    February 28, 2012                                           78,000
                                                            ----------
     Total                                                  $1,695,000
                                                            ==========

NOTE 7 - COMMITMENTS:
The Company occupies approximately 500 square feet of office space under a month-to-month lease that requires monthly rentals of $764. Rent expense charged to operations were $9,177 (1998) and $8,525 (1997).

NOTE 8 - REVERSION TO DEVELOPMENT STAGE ENTERPRISE - As indicated in Note 1, the Company has been a development stage enterprise since March 1, 1995.
Previously, it had been an operating company, and is deemed to have reverted to
a development stage enterprise effective March 1, 1995.   Certain items of
income or expense incurred during the year ended February 29, 1996 related to discontinued operations during the period when the company was an operating entity. Accordingly, such items are not included in development stage loss.

The deficit accumulated while the Company was an operating company has been segregated into a separate account from the development stage deficit since accumulated.

NOTE 9 - ACQUISITION:
On March 12, 1996, the Company acquired 100% of the stock of LaserCare, Inc. in exchange for 5,750,776 shares of its common stock. A summary balance sheet of LaserCare, a development stage enterprise, at February 29, 1996 follows:

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                         FEBRUARY 28, 1998 AND FEBRUARY 28, 1997
--------------------------------------------------------------------------------

ASSETS
  Cash                                                          $12,807
  Advances receivable, Therapy Lasers, Inc.                       6,000
                                                                -------
    Total assets                                                $18,807
                                                                =======
LIABILITIES
  Account payable, affiliated company                           $   290
                                                                -------
STOCKHOLDERS' EQUITY
  Common stock                                                    1,000
  Capital in excess of par value                                 21,000
  Deficit accumulated during the development stage               (3,483)
                                                                -------
    Total stockholders' equity                                   18,517
                                                                -------
    Total liabilities and stockholders' equity                  $18,807
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

NOTE 10 - NEW ACCOUNTING PRONOUNCEMENTS:
The Financial Accounting Standards Board has issued several new accounting pronouncements which may affect the Company in future years. FASB Statement Number 123, Accounting For Stock-Based Compensation, became effective in 1996, prescribes a fair value based method of accounting for stock options and other stock-based compensation. FASB Statement Number 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments, became effective in 1997 and prescribes disclosure requirements for fair values of financial instruments and information about derative financial instruments, among other things; non-public entities with less than $100 million in total assets need not disclose the fair values of financial instruments. FASB Statement Number 130, Reporting Comprehensive Income, becomes effective in 1998, and requires that "comprehensive income" be reported in addition to Net

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                         FEBRUARY 28, 1998 AND FEBRUARY 28, 1997
--------------------------------------------------------------------------------

Income. Comprehensive income includes changes in stockholders' equity that are not reported in the income statement, such as changes in the fair values of investments held for sale. The Company has not determined what effect, if any, these pronouncements might have on its financial statements in the future.

NOTE 11 - YEAR 2000 COMPLIANCE:
The Company utilizes "off-the-shelf" computer software in its operations obtained from major vendors such as Peachtree and Microsoft. Currently, management believes that most critical systems are year 2000 compliant, or will be made compliant prior to December 31, 1999. The estimated cost of becoming compliant is minimal, and is not expected to have a material effect on the financial statements or the Company's ability to serve its customers.

NOTE 12 - COMMON STOCK:
Since returning to the development stage, the Company has issued shares of its common stock as follows:

                                                                         PRICE PER
DESCRIPTION AND DATES                                 SHARES                 SHARE                AMOUNT
--------------------------------------------------------------------------------------------------------
SHARES ISSUED FOR CASH:
  March, 1995                                         40,000               $ 0.050               $ 2,000
  June, 1995                                         230,000                 0.050                11,500
  July, 1995                                         107,500                 0.050                 5,375
  August, 1995                                       112,000                 0.050                 5,600
  November, 1995                                     160,000                 0.050                 8,000
  June, 1996                                          40,000                 0.125                 5,000
  July, 1996                                          16,000                 0.125                 2,000
  August, 1996                                        80,000                 0.090                 7,200
  October, 1996                                       70,000                 0.100                 7,000
  March, 1997                                        100,000                 0.100                10,000

SHARES ISSUED TO ACQUIRE
  LASERCARE, INC. (1):
  March, 1996                                      5,750,776               $0.0032               $18,517

SHARES ISSUED FOR SERVICES (2):
  August, 1995                                       209,000               $ 0.100               $20,900
  November, 1995                                     120,000                 0.100                12,000
  February, 1996                                     128,000                 0.125                16,000
  May, 1996                                          160,000                 0.050                 8,000
  August, 1996                                        96,000                 0.076                 7,296
  December, 1996                                      96,000                 0.050                 4,800
  March, 1997                                        120,000                 0.050                 6,000

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                         FEBRUARY 28, 1998 AND FEBRUARY 28, 1997
--------------------------------------------------------------------------------

     (1)  Transaction recorded at net book value of LaserCare, Inc.
     (2) Value based on management's estimate of fair value at date of issuance.

On March 24, 1995, the Company granted nonqualified options to certain officers, directors, and key employees to purchase 200,000 shares of common stock at $.05 per share at any time prior to March 24, 1998. None of the options had been exercised at February 29, 1998, and the options lapsed in March, 1998. No compensation expense was recognized upon granting of the options.