Form 10KSB
period 1999-02-28
THERAPY LASERS INC
filed 1999-06-16
CIK 830318

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                  ___________
                                  FORM 10-KSB

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1999       Commission file number 0-18515


                             THERAPY LASERS, INC.
              (Exact name of Company as specified in its charter)


           NEVADA                                        93-0960302
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

                    10450 WESTOFFICE, HOUSTON, TEXAS  77042
--------------------------------------------------------------------------------
                   (Address of Principal Executive Offices)

       Company's telephone number, including area code:   (713) 339-2722

                                      N/A
--------------------------------------------------------------------------------
   (Former name and address of Company, if changed from last annual report.)

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

                              Yes  [X]   No  [_]

   The issuer's revenues for the year ended February 28, 1999 were $28,751.

As of May 10, 1999, 10,762,627 shares of ($0.001) par value Common Stock (the Company's only class of voting stock) were outstanding. The aggregate market value of the common shares of the Company on May 21, 1999 (based upon the mean of the closing bid and asked price) held by nonaffiliates of the Company, was approximately $52,457.

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None

                                  FORM 10-KSB

                             THERAPY LASERS, INC.


                               TABLE OF CONTENTS


PART I
  Item   1. Description of Business
  Item   2. Description of Property
  Item   3. Legal Proceedings
  Item   4. Submission of Matters to a Vote of Security Holders


PART II
  Item   5. Market for Common Equity and Related
             Stockholder Matters
  Item   6. Management's Discussion and Analysis or
             Plan of Operations
  Item   7. Financial Statements
  Item   8. Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure


PART III
  Item   9. Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act
  Item  10. Executive Compensation
  Item  11. Security Ownership of Certain Beneficial
             Owners and Management
  Item  12. Certain Relationships and Related Transactions
  Item  13. Exhibits and Reports on Form 8-K


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

On February 27, 1995, the Company changed its name from Medeci Corporation to Therapy Lasers, Inc.

At the Annual Meeting of the Company's shareholders on July 1, 1998, the shareholders elected the following directors of the Company:

     Lucien H. Cullen
     Leon D. Hogg
     Robert C. Meador, Jr.

At the Board of Directors Meeting on July 1, 1998, the following officers were elected:

     Leon D. Hogg                            President
     Lucien H. Cullen                        Secretary-Treasurer
     Robert C. Meador, Jr.                   Vice President


On March 12, 1996, the Company acquired 100% of the stock of LaserCare, Inc. in exchange for 5,750,776 shares of its common stock.

As a result of this transaction, one individual controls approximately 48.4% of Therapy Lasers, Inc.'s outstanding common stock. The transaction was accounted for as a purchase, and was recorded at the net underlying assets of LaserCare.

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

WHOLESALE ELECTRICAL COMPONENTS BUSINESS

Substantially of the electrical components marketed by the Company meet Underwriters Laboratory ("UL") standards, as required by Federal regulations. There are no other significant regulations that affect the business.

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

(g)  EMPLOYEES

At fiscal year end, Therapy Lasers, Inc. had only two employees. Leon D. Hogg, President, devotes such time as is necessary to the Company's affairs. Mr. Hogg is compensated at the rate of $2,000 per month, and all of such compensation is paid by the issuance of common stock. Subsequent to February 28, 1999, the Company Robert C. Meador, Jr., Vice President, devotes part of his time to the Company's affairs. Mr. Meador is compensated by an affiliated company controlled by Therapy's principal shareholder, and the affiliate contributes Mr. Meador's services to Therapy.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The table below sets forth the high and low bid price of the common stock through February 28, 1999, as reported by the National Quotation Bureau. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

FISCAL YEAR ENDING FEBRUARY 28, 1998           HIGH             LOW
     1st Quarter                              $.0312           $.0625
     2nd Quarter                              $.0312           $.0312
     3rd Quarter                              $.0312           $.0312
     4th Quarter                              $.0312           $.0312

FISCAL YEAR ENDING FEBRUARY 28, 1999
     1st Quarter                              $.0625           $.0625
     2nd Quarter                              $.0625           $.0625
     3rd Quarter                              $.0350           $.0350
     4th Quarter                              $.0350           $.0350

As of May 10, 1999, the Company had 464 shareholders of record. The Company has never paid any cash dividends and has no plans to pay any cash dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY

The Company had total liabilities of $71 ,000 and a working capital deficit of $64,000 as of February 28, 1999 compared to $49,000 at February 29, 1998. This decrease in working capital is attributable to the lack of operating revenues coupled with continuing expenses. The Company expects that cash requirements for development stage operations for the next fiscal year will be provided from the wholesale electrical components business and private placements of common stock. However, there can be no assurance that these activities will, in fact, provide the necessary working capital for operations.

PLAN OF OPERATION

Year Ended February 28, 1998 compared with 1997
-----------------------------------------------

The Company had $28,751 in sales and $8,315 in gross profits for the year ended February 28, 1999, compared with $62,170 in sales and $16,606 in gross profits for February 29, 1998. Expenses (including interest) were $69,818 for 1999, compared to $30,990 for 1998. The Company is considered to have re-entered the development stage effective March 1, 1995 upon the sale of its last operating unit In fiscal 2000, the Company plans to continue maintain expenses at the lowest possible level until sales revenue is high enough to carry the operating expenses. Some of the Company's larger shareholders have agreed to purchase enough of the Company's stock in private placements to meet operating expense obligations. However, such agreements are not evidenced by any written agreements; therefore, there can be no assurance the shareholders will continue to provide such funding when called upon.

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

None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)  IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The Company, pursuant to its by-laws, maintains a Board of Directors of three members and as of February 28, 1999 had the following executive officers elected by the Board of Directors on July 1, 1998:

       NAME                            POSITION HELD                                    DATES OF SERVICE
---------------------------------------------------------------------------------------------------------------------
Leon D. Hogg                   Chairman, President, Chief Executive                  February 27, 1995 to date
                               Officer

Lucien Hugh Cullen             Secretary-Treasurer                                   February 27, 1995 to date

Robert C. Meador, Jr.          Vice President                                        February 28, 1996 to date

In addition, Charles Sheffield owns 5,208,972 shares of the Company's common stock, either directly, or through his spouse, children, or entities controlled by him, amounting to approximately 48.4% of total outstanding shares, and is deemed to be a control person. Mr. Sheffield is not an officer of director of the Company.

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

Robert C. Meador, Jr., 37. For the past ten years employed by Gulf Coast Fan & Light Inc., the last 2 1/2 years as Vice President. In 1992, he became President of Ceiling Fans Direct, Inc., and in 1996 he became General Manager of A C Global Corp. Mr. Meador is also President of the Company's subsidiary, LaserCare, Inc.

Charles Sheffield, 46. Mr. Sheffield is President and majority shareholder of U.S. Ceiling Fan Corp., the parent company of Gulf Coast Fan & Light, Inc. and A C Global Corp. He is also a director and majority shareholder of U.S. Design and Construction, Inc. Mr. Sheffield is a graduate of the University of Houston, where he obtained a Bachelors degree in finance.

ITEM 10. EXECUTIVE COMPENSATION

(a)  SUMMARY COMPENSATION TABLE

No executive of the Company was paid more than $60,000 during the fiscal years ended February 28, 1999 or 1998. All compensation paid during the past two fiscal years to Company executives was paid in stock.

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

    Granted to            Number of    Vesting Schedule         Option Price
                            Shares
----------------------------------------------------------------------------

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

The following table set forth, as of May 10, 1999, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock. Unless otherwise indicated, each person has beneficial voting and investment power with respect to the shares owned.

    NAME/ADDRESS OF BENEFICIAL OWNER      NUMBER OF SHARES   PERCENTAGE OF TOTAL
    --------------------------------      ----------------   -------------------

Charles Sheffield
  10450 Westoffice
  Houston, Texas  77042                     5,208,972 (A)            48.4%
Mark Chapman
  4102 University Boulevard
  Houston, Texas 77005                        930,300                 8.6%

(A) Includes shares owned directly and shares owned indirectly by spouse, family members, and related entities, as follows:

    NAME/ADDRESS OF BENEFICIAL OWNER      NUMBER OF SHARES   PERCENTAGE OF TOTAL
    --------------------------------      ----------------   -------------------

Charles Sheffield                           3,702,317                34.4%
Family of Charles Sheffield:
  Adult children                              575,078                 5.3%
  Minor child                                 287,539                 2.7%
Entities controlled by Charles Sheffield:
  Gulf Coast Fan & Light, Inc.                500,269                 4.6%
  U.S. Design & Construction, Inc.            143,769                 1.4%
                                          --------------------------------
    Total                                   5,208,972                48.4%
                                          ================================

The following table sets forth, as of May 10, 1999, the common stock ownership of all officers and directors of the Company:

    NAME/ADDRESS OF BENEFICIAL OWNER      NUMBER OF SHARES   PERCENTAGE OF TOTAL
    --------------------------------      ----------------   -------------------

Lucien Hugh Cullen
     4529 Tonawanda
     Houston, Texas  77035                    460,000                 4.3%
Leon D. Hogg
     6701 Sands Point, Suite 15
     Houston, Texas  77074                    464,000                 4.3%
Robert C. Meador, Jr.
     10850 Richmond, Suite 216
     Houston, Texas  77042                    287,539                 2.7%
All Officers and Directors as a Group
     (3 persons)                            1,211,539                11.3%


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

The Company's current management has insufficient information to determine whether during the period from March 1, 1998 to February 28, 1999 all Section 16(a) filing requirements applicable to its former officers, former directors and greater than ten-percent beneficial owners were complied with.


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

                             THERAPY LASERS, INC.



By: /s/ LEON D. HOGG                                    Date: June 16, 1999
    ----------------------------------------------
    Leon D. Hogg, Chairman of the Board, President,
    Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

           NAME                                    TITLE                                 DATE
           ----                                    -----                                 ----
 /s/ LEON D. HOGG
_________________________________            Chairman of the Board,                  June 16, 1999
Leon D. Hogg                                 President, Chief Executive
                                             Officer, Director


_________________________________            Secretary-Treasurer                     _______, 1999
Lucien Hugh Cullen                           Director


/s/ ROBERT C. MEADOR, JR.
_________________________________            Vice President,                         June 16, 1999
Robert C. Meador, Jr.                        Director

    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(D) OF THE ACT BY REGISTRANT WHICH HAVE NOT REGISTERED SECURITIES
                      PURSUANT TO SECTION 12 OF THE ACT:

                                NOT APPLICABLE.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                        REQUIRED BY ITEMS 8 AND ITEM 13


                                     INDEX

A.   FINANCIAL STATEMENTS
     --------------------

     Reports of independent certified public accountants

     Balance sheet - February 29, 1999

     Statements of income (loss) for the periods ended
        February 28, 1999 and 1998

     Statements of stockholders' equity for the years ended February 28, 1999 and, 1998

     Statements of cash flows for the periods ended
        February 28, 1999 and, 1998

     Notes to consolidated financial statements


B.   FINANCIAL STATEMENT SCHEDULES
     -----------------------------

Schedules are omitted because of the absence of the conditions under which they are required, or because the information required by such omitted schedule is contained in the financial statements or the notes thereto.

             [LOGO]
     BATEMAN & CO., INC., P.C.
  Certified Public Accountants

                                                    5 Briardale Court
                                                Houston, Texas 77027-2904
                                                       (713) 552-9800
                                                    AX (713) 552-9700
                                                  www.batemanhouston.com


              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To The Board of Directors and Stockholders
Therapy Lasers, Inc.
Houston, Texas

We have audited the accompanying balance sheet of Therapy Lasers, Inc. and Subsidiary, (a development stage enterprise) as of February 28, 1999 and the related statements of income (loss), stockholders' equity, and cash flows for the periods ended February 28, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Therapy Lasers, Inc. and Subsidiary (a development stage enterprise) as of February 28, 1999 and the results of its operations and cash flows for the periods ended February 28, 1999 and 1998, in conformity with generally accepted accounting principles.

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



                                         BATEMAN & CO., INC.,  P.C..

Houston, Texas
June 14, 1999

                                    Member
              INTERNATIONAL ASSOCIATION OF PRACTICING ACCOUNTANTS
                 Offices in Principal Cities Around The World

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A development stage enterprise)
                                                                   Balance Sheet
                                                               February 28, 1999
================================================================================



ASSETS
  Current assets:
    Cash                                                        $     6,708
                                                                -----------
      Total current assets                                            6,708
                                                                -----------
  Property and equipment, net of accumulated
    depreciation of $1,000                                                -
                                                                -----------
      Total assets                                              $     6,708
                                                                ===========
LIABILITIES
  Current liabilities:
    Accounts payable and accrued expenses                       $    66,964
    Due to related parties                                            4,000
                                                                -----------
      Total current liabilities                                      70,964
                                                                -----------
      Total liabilities                                              70,964
                                                                -----------
  Commitments and contingencies                                           -

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 100,000,000 shares authorized,
     10,762,627 shares issued and outstanding                        10,763
Capital in excess of par value                                    4,598,085
  Accumulated deficit:
    Prior operating accumulated deficit                          (4,452,105)
    Accumulated during the development stage                       (220,999)
                                                                -----------
      Total stockholders' equity                                    (64,256)
                                                                -----------
      Total liabilities and stockholders' equity                $     6,708
                                                                ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                   THERAPY LASERS, INC. AND SUBSIDIARY
                                                      (A development stage enterprise)
                                    Statements of Income (Loss) For The Periods Ended
                                                            February 28, 1999 and 1998
======================================================================================

                                           CUMULATIVE
                                            MARCH 1,
                                              1995
                                             THROUGH       YEARS ENDED FEBRUARY 28,
                                           FEBRUARY 28, -----------------------------
                                               1999       1999               1998
                                            ----------  -----------       -----------
Sales                                       $ 101,473   $   28,751        $    62,170
Cost of sales                                  73,995       20,436             45,564
                                            ---------   ----------        -----------
  Gross profit                                 27,478        8,315             16,606
                                            ---------   ----------        -----------
Operating expenses:
  Personnel and consulting costs              170,196       48,000              6,600
  Rent and occupancy                           29,055        6,903              9,177
  Legal and professional fees                  53,279        9,825              9,947
  Depreciation and amortization                 1,000          191                333
  Other general and administrative             30,393        4,899              4,933
                                            ---------   ----------        -----------
    Total operating expenses                  283,923       69,818             30,990
                                            ---------   ----------        -----------
    Loss from operations                     (256,445)     (61,503)           (14,384)

Other expense
  Interest                                     17,191            -              4,000
                                            ---------   ----------        -----------
    Loss before taxes on income              (273,636)     (61,503)           (18,384)

  Provision for income taxes                        -            -                  -
                                            ---------   ----------        -----------
    Loss from continuing operations          (273,636)     (61,503)           (18,384)
                                            ---------   ----------        -----------
  Discontinued operations, applicable to
     period prior to entering development
     stage:
       Income from discontinued
         operations                            39,571            -                  -
                                            ---------   ----------        -----------
         Total income (loss) from
           discontinued operations             39,571            -                  -
                                            ---------   ----------        -----------
    Loss before extraordinary item           (234,065)     (61,503)           (18,384)

Extraordinary item:
  Income from forgiveness of debt              52,637       25,051             27,586
                                            ---------   ----------        -----------
    Net income (loss)                      $ (181,428) $   (36,452)       $     9,202
                                           ==========  ===========        ===========

Basic earnings (loss) per common share:
  Continuing operations                                $   (0.0058)       $   (0.0018)
  Discontinued operations                                        -                  -
  Extraordinary item                                        0.0024             0.0027
                                                       -----------        -----------
                                                       $   (0.0034)       $    0.0009
                                                       ===========        ===========
Weighted average number of shares outstanding           10,603,723         10,352,819
                                                       ===========        ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                                                                 THERAPY LASERS, INC. AND SUBSIDIARY
                                                                                                    (A development stage enterprise)
                                                                              Statements of Stockholders' Equity For The Years Ended
                                                                                                          February 28, 1999 and 1998
====================================================================================================================================

                                                                                                       DEFICIT
                                                                                       PRIOR          ACCUMULATED
                                                                   ADDITIONAL        OPERATING       DURING THE
                                         COMMON STOCK                PAID IN        ACCUMULATED       DEVELOPMENT
                                     SHARES          AMOUNT          CAPITAL          DEFICIT           STAGE          TOTAL
                                 ---------------   -----------   ---------------  ---------------   -------------  -------------
 Balances, February 29, 1997         10,142,627      $ 10,143       $ 4,554,638      $(4,452,105)      $(193,749)     $ (81,073)

 Stock issued for services
   performed in prior year              120,000           120             5,880                                           6,000
 Stock issued for cash                  100,000           100             9,900                                          10,000
 Services contributed by affiliated
    company for which no shares
    were issued                                                           6,600                                           6,600
 Development stage net income                                                                              9,202          9,202
                                 ---------------   -----------   ---------------  ---------------   -------------  -------------
 Balances, February 28, 1998         10,362,627        10,363         4,577,018       (4,452,105)       (184,547)       (49,271)

 Stock issued for cash                  400,000           400            19,600                                          20,000
 Services contributed by affiliated
   company for which no shares
   were issued                                                            1,467                                           1,467
 Development stage net (loss)                                                                            (36,452)       (36,452)
                                 ---------------   -----------   ---------------  ---------------   -------------  -------------
 Balances, February 28, 1999         10,762,627      $ 10,763       $ 4,598,085      $(4,452,105)      $(220,999)     $ (64,256)
                                 ===============   ===========   ===============  ===============   =============  =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A development stage enterprise)
                                  Statements of Cash Flows For The Periods Ended
                                                      February 28, 1999 and 1998
================================================================================


                                           CUMULATIVE
                                            MARCH 1,
                                              1995
                                             THROUGH    YEARS ENDED FEBRUARY 28,
                                           FEBRUARY 28, ------------------------
                                               1999       1999           1998
                                            ----------  ---------       --------
Cash flows from operating activities:
Net income (loss)                           $ (181,428)  $ (36,452)  $  9,202

Adjustments to reconcile  net income to
  cash provided  (used) by  developmental
  stage activities:
    Income from forgiveness of debt            (52,637)    (25,051)   (27,586)
    Discontinued operations                    (39,571)          -          -
    Depreciation and amortization                1,000         191        333
    Stock issued for services                   75,237           -      6,000
    Services contributed                        38,067       1,467      6,600
    Decrease (increase) in accounts
      receivable                                     -       8,479     (1,752)
    Increase (decrease) in accounts
      payable and accrued expenses              48,640      45,302     (3,132)
    Increase (decrease) in due to
      related parties                           (2,000)     (6,512)     1,439
    Other increases, net                         6,000           -          -
                                            ----------   ---------   --------
      Net cash provided (used) by
        operating activities                  (106,692)    (12,576)    (8,896)
                                            ----------   ---------   --------
Cash flows from investing activities:                -           -          -
                                            ----------   ---------   --------
Cash flows from financing activities:
  Proceeds from sale of common stock            83,675      20,000     10,000
  Stock issued to acquire subsidiary            18,517           -          -
  Capital contributed by affiliated
    company                                     10,291           -          -
  Decrease in long term debt                    (2,008)     (2,000)         -
                                            ----------   ---------   --------
    Net cash provided (used) by
      financing activities                     110,475      18,000     10,000
                                            ----------   ---------   --------
    Net increase (decrease) in cash
      and equivalents                            3,783       5,424      1,104

Cash and equivalents, beginning of period        2,925       1,284        180
                                            ----------   ---------   --------
Cash and equivalents, end of period         $    6,708   $   6,708   $  1,284
                                            ==========   =========   ========

Supplemental cash flow disclosures:
  Cash paid for interest                    $   10,699   $       -   $  4,000
  Non-cash financing and
    investing activities:
      Income from forgiveness of debt           52,637      25,051     27,586
      Stock issued for services                 75,237           -      6,000
      Services contributed                      38,067       1,467      6,600

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                         FEBRUARY 28, 1999 AND FEBRUARY 28, 1998
================================================================================

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

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                         FEBRUARY 28, 1999 AND FEBRUARY 28, 1998
================================================================================

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS - The carrying amounts of cash, accounts receivable, accounts payable, notes payable, and accrued expenses approximate fair value because of the short
     maturity of these items.   These fair value estimates are subjective in
     nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. At February 28, 1999, the Company had no derivative financial instruments.

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

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                         FEBRUARY 28, 1999 AND FEBRUARY 28, 1998
================================================================================

     Differences between book and tax income arise primarily from the valuation of stock issued for services.

     NET INCOME PER SHARE OF COMMON STOCK - Net income per share of common stock is computed by dividing net income by the weighed average number of shares of common stock outstanding during the period, after giving retroactive effect to stock splits, if any.

NOTE 2 - GOING CONCERN ASSUMPTION:
The Company has incurred net operating losses and negative cash flow from operations in recent years, and has disposed of its last operating subsidiary. As of February 28, 1999, the Company had negative net worth in excess of $64,000 and operating revenues that were insufficient to generate a profit. Although the Company settled a Federal tax lien during the current year for approximately $4,000, resulting in an extraordinary gain of $25,051, and although the Company realized $20,000 in cash from sales of common stock during the current year, and although management is currently seeking additional cash flow through potential acquisitions and/or mergers with operating companies, and although management is seeking to expand its wholesale components business, there is no assurance that these activities will be successful.

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

NOTE 3 - RELATED PARTY TRANSACTIONS:
During the year ended February 28, 1997, the Company commenced limited operations as a non-stocking sales representative in the wholesale electrical components business. All of its sales, totaling $28,751 (1999) and $62,170
(1998), were to Gulf Coast Fan & Light, Inc., and all of its purchases, totaling $20,436 (1999) and $45,564 (1998), were from BuilderSource, Inc., (formerly A C Global Corp.), both of which entities are controlled by the Company's principal shareholder. The Company was owed $ -0- (February 28, 1999) and $8,479 (February 28, 1998) in accounts receivable from Gulf Coast Fan & Light, Inc., from lighting fixture sales.

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                         FEBRUARY 28, 1999 AND FEBRUARY 28, 1998
================================================================================


At February 28, 1999, the Company was indebted to related parties as follows:

    DESCRIPTION                                                   BALANCE
    Account payable to BuilderSource, Inc. for purchases of
      electrical components                                        $    -
    Loan from Gulf Coast Fan & Light, Inc., non-interest
      bearing, unsecured, due February 28, 2000                     4,000
                                                                   ------
          Total                                                    $4,000
                                                                   ======

All of the above companies are controlled by the Company's principal shareholder.

During the years ended February 28, 1999 and 1998, the salary of the Company's Vice President was paid by BuilderSource, and a portion of his salary was allocable to services for the Company. Also, beginning in October, 1998, the Company occupied space in the leased facilities of BuilderSource. The affiliate did not seek reimbursement for such expenses. The estimated value of the contributed services was $1,467 (1999) and $6,600 (1998), has been reflected in the accompanying financial statements as a contribution to capital in excess of par value, and is included in operating expenses.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
Details of accounts payable and accrued expenses are as follows:

DESCRIPTION                                                       BALANCE
Accounts payable, trade                                           $15,000
Accrued expenses:
  Accrued salary to the Company's President                        48,000
  Federal payroll tax lien, at compromised amount                   3,964
                                                                  -------
     Total                                                        $66,964
                                                                  =======

Accounts payable, trade, include approximately $15,000 in estimated payables that were incurred prior to March 1, 1995, as a provision related to the Company's discontinued operations. During the year ended February 28, 1999, no demands were made on the Company for payment of these amounts.

Subsequent to February 28, 1999, the Company settled its obligation to the Company's President for accrued salary by the issuance of 480,000 shares of common stock valued at $.10 per share.

During the current year, the Internal Revenue Service accepted the Company's offer in compromise to settle the Federal tax lien recorded at $29,115 for $4,064 and a reduction of $96,800 in the Company's net operating loss carryforward. The balance of $3,964 after payment

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                         FEBRUARY 28, 1999 AND FEBRUARY 28, 1998
================================================================================

of $100 during the current year, was paid in March, 1999. As a result of this settlement, an extraordinary gain of $25,051 from forgiveness of debt was recognized.


NOTE 5 - NOTE PAYABLE TO BANK:
At February 28, 1997, the Company was obligated on a promissory note to a bank, resulting from the discontinued operation of its Wellness business, having a principal balance of $29,586, payable in monthly installments of interest only at 10% per annum through July 5, 2001, at which time it was due in full. The note was collateralized by a lien on all of the Company's assets. During the year ended February 28, 1998, the Company made an offer to the bank to settle this note for $2,000, which was accepted by the bank. Payment in full settlement was made on May 19,1998. Accordingly, the balance at February 28, 1998 was reduced to $2,000, and income from forgiveness of debt in the amount of $27,586 was recognized, and is classified as an extraordinary item.

NOTE 6 - FEDERAL INCOME TAX:
The currently payable (refundable) provision (credit) for Federal income tax consists of the following

                                                             1999        1998
                                                           --------     -------
Currently payable (refundable) provision (credit),
attributable to:
    Current operations                                     $(11,900)    $ 5,400
    Less:
      Benefit from net operating loss carryover                   -      (5,400)
      Limitation due to absence of prior taxable income      11,900           -
                                                           --------     -------
    Net amount payable (refundable)                        $      -     $     -
                                                           ========     =======

The Company follows Statement of Financial Accounting Standards number 109 (SFAS
109), Accounting for Income Taxes. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. The cumulative tax effect at the expected rate of 35% of significant items comprising the Company's net deferred tax amounts as of February 28, 1999 and 1998 are as follows:

                                                             1999       1998
                                                           --------    -------
  Deferred tax assets attributable to:
    Net operating loss carryforward                       $ 571,800   $ 593,400
                                                          ---------   ---------
      Subtotal                                              571,800     593,400
    Less, Valuation allowance                              (571,800)   (593,400)
                                                          ---------   ---------
    Net deferred tax assets                               $       -   $       -
                                                          =========   =========

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                         FEBRUARY 28, 1999 AND FEBRUARY 28, 1998
================================================================================

At February 28, 1999 the Company had net operating loss carryovers which expire as follows:

EXPIRES:                                                 AMOUNT
  December 31, 2003                                    $    4,000
  December 31, 2004                                       126,000
  February 28, 2007                                       459,000
  February 28, 2008                                       542,000
  February 28, 2010                                       389,000
  February 28, 2012                                        78,000
  February 28, 2014                                        35,000
                                                       ----------
    Total                                              $1,633,000
                                                       ==========

NOTE 7 - COMMITMENTS:
Through October, 1998, the Company occupied approximately 500 square feet of office space under a month-to-month lease that requires monthly rentals of $764. Thereafter, the Company occupied space leased by an affiliated company, for which no rent was charged. Rent expense charged to operations were $6,903
(1999) and $9,177 (1998).

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

NOTE 9 - NEW ACCOUNTING PRONOUNCEMENTS:
The Financial Accounting Standards Board has issued several new accounting pronouncements which may affect the Company in future years. FASB Statement Number 128, Earnings per Share, became effective for periods ending after December 15, 1997, simplifies the standards for computing earnings per share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                         FEBRUARY 28, 1999 AND FEBRUARY 28, 1998
================================================================================


FASB Statement Number 129, Disclosure of Information about Capital Structure, is effective for periods ending after December 15, 1997, and establishes standards for disclosing information about an entity's capital structure. This pronouncement did not have a significant effect on the Company's financial statement disclosures.

FASB Statement Number 130, Reporting Comprehensive Income, became effective for fiscal years beginning after December 15, 1997, and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company had no comprehensive income other than net income during the last two fiscal years.

FASB Statement Number 131, Disclosures about Segments of an Enterprise and Related Information, became effective for fiscal years beginning after December 15, 1997, and establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As the Company has only one business segment, the pronouncement had no material effect during the current year.

FASB Statement Number 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, became effective for fiscal years beginning after December 15, 1997, and revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. Since the Company has no pension or postretirement benefit plans, the pronouncement had no effect in the current year.

FASB Statement Number 133, Accounting for Derivative Instruments and Hedging Activities, becomes effective for fiscal years beginning after June 15, 1999, and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company does not believe this pronouncement will have a material effect on its financial statements in the near future.

FASB Statement Number 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, becomes

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                         FEBRUARY 28, 1999 AND FEBRUARY 28, 1998
================================================================================

effective for fiscal years beginning after December 15, 1998. It is not expected to apply to the Company.

NOTE 10 - YEAR 2000 COMPLIANCE:
The Company utilizes "off-the-shelf" computer software in its operations obtained from major vendors such as Peachtree and Microsoft. Currently, management believes that most critical systems are year 2000 compliant, or will be made compliant prior to December 31, 1999. The estimated cost of becoming compliant is minimal, and is not expected to have a material effect on the financial statements or the Company's ability to serve its customers.

NOTE 11 - COMMON STOCK:
Since returning to the development stage, the Company has issued shares of its common stock as follows:

                                                        PRICE PER
DESCRIPTION AND DATES              SHARES                 SHARE        AMOUNT
------------------------------------------------------------------------------
Shares issued for cash:
  March, 1995                       40,000               $ 0.050       $ 2,000
  June, 1995                       230,000                 0.050        11,500
  July, 1995                       107,500                 0.050         5,375
  August, 1995                     112,000                 0.050         5,600
  November, 1995                   160,000                 0.050         8,000
  June, 1996                        40,000                 0.125         5,000
  July, 1996                        16,000                 0.125         2,000
  August, 1996                      80,000                 0.090         7,200
  October, 1996                     70,000                 0.100         7,000
  March, 1997                      100,000                 0.100        10,000
  May, 1998                        300,000                 0.050        15,000
  February, 1999                   100,000                 0.050         5,000

SHARES ISSUED TO ACQUIRE
  LASERCARE, INC. (1):
  March, 1996                    5,750,776               $0.0032       $18,517

SHARES ISSUED FOR SERVICES (2):
  August, 1995                     209,000               $ 0.100       $20,900
  November, 1995                   120,000                 0.100        12,000
  February, 1996                   128,000                 0.125        16,000
  May, 1996                        160,000                 0.050         8,000
  August, 1996                      96,000                 0.076         7,296
  December, 1996                    96,000                 0.050         4,800
  March, 1997                      120,000                 0.050         6,000

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                         FEBRUARY 28, 1999 AND FEBRUARY 28, 1998
================================================================================

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