Form 10QSB
period 1999-05-31
THERAPY LASERS INC
filed 2000-04-19
CIK 830318

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                  FORM 10-QSB
                               -----------------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended May 31, 1999

                         Commission file number 0-18515


                      Therapy Lasers, Inc. and Subsidiary
                      Incorporated in the State of Nevada
                   Employer Identification Number 93-0960302

                                10450 Westoffice
                              Houston, Texas 77042
                                 (713) 339-2722


Check whether the issuer (1) timely filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months; Yes___ No X and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No ___

As of May 10, 1999, there were outstanding 10,762,627 shares of Therapy Lasers, Inc. Common Stock, par value $.001.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes__  No X

                              Therapy Lasers, Inc.
                              Index to Form 10-QSB


                                     Part I


FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS

Balance Sheets as of May 31, 1999 and February 28, 1999

Statements of Loss for the Three Months Ended May 31, 1999 and 1998

Statements of Cash Flows for the Three Months Ended May 31,1999 and 1998

Notes to Financial Statements

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    Part II


OTHER INFORMATION

     Item 6

SIGNATURES

                         PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial statements

                              THERAPY LASERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                         May 31,                    February 28,
                                                          1999                          1999
                                                       (Unaudited)
                                                       -----------                 -------------
ASSETS
  Current assets:
    Cash                                               $     1,517                  $     6,708
                                                       -----------                  -----------
      Total current assets                                   1,517                        6,708
                                                       -----------                  -----------
  Office and computer equipment, net of
    accumulated depreciation of $1,000                           -                            -
                                                       -----------                  -----------
  Other assets                                                   -                            -
                                                       -----------                  -----------
       Total assets                                    $     1,517                  $     6,708
                                                       ===========                  ===========

LIABILITIES
  Current liabilities:
    Accounts payable and accrued expenses              $    16,440                  $    66,964
    Due to related parties                                   4,000                        4,000
                                                       -----------                  -----------
      Total current liabilities                             20,440                       70,964
                                                       -----------                  -----------
      Total liabilities                                     20,440                       70,964
                                                       -----------                  -----------

  Commitments and contingencies                                  -                            -

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, par value $.001 per share,
    100,000,000 shares authorized, 11,302,627 and
    10,762,627 shares issued and outstanding                11,303                       10,763
  Capital in excess of par value                         4,651,911                    4,598,085
  Accumulated deficit:
    Prior operating accumulated deficit                 (4,452,105)                  (4,452,105)
    Accumulated during the development stage              (230,032)                    (220,999)
                                                       -----------                  -----------
      Total stockholders' equity (deficit)                 (18,923)                     (64,256)
                                                       -----------                  -----------
      Total liabilities and stockholders'
        equity                                         $     1,517                  $     6,708
                                                       ===========                  ===========

See accompanying notes.

                              Therapy Lasers, Inc.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                               STATEMENTS OF LOSS



                                                      THREE MONTHS ENDED
                                                            MAY 31,
                                     -------------------------------------------------
                                                1999                       1998
                                            (UNAUDITED)                 (UNAUDITED)
                                     ----------------------      ---------------------

Revenues                               $         -                $    28,700
Cost of Goods Sold                               -                     20,330
                                       -----------                -----------
Gross Profit                                                            8,370

Expenses:
  Legal and professional                     2,482                        270
  Salaries and fees for
    services                                 6,000                          -
  Other general and
    administrative                             551                      4,185
                                       -----------                -----------
    Total expenses                           9,033                      4,455
                                       -----------                -----------
    Income (loss) from
         operations                         (9,033)                     3,915

Other income (expenses):
  Interest                                       -                          -
                                       -----------                -----------

    Net (loss)                             ($9,033)               $     3,915
                                       ===========                ===========


Basic earnings per share                    ($0.00)                    ($0.00)
                                       ===========                ===========

Weighted average number
  of shares outstanding                 10,762,627                 10,516,062
                                       ===========                ===========

See accompanying notes.

                            THERAPY LASERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                            Three Months Ended
                                                                  MAY 31,
                                             ---------------------------------------------
                                                       1999                     1998
                                                    UNAUDITED                 UNAUDITED
                                             --------------------      -------------------
Cash flows from operating
  activities:
  Net (loss)                                      ($9,033)                 $ 3,915
Adjustments to reconcile net
  gain (loss) to net cash used
  in operating activities
  Increase in accounts
    receivable                                          -                   (3,137)
  (Decrease) in accounts pay-
    able and accrued expenses                     (50,524)                    (385)
    Less, Accrued expenses paid
      by issuance of stock                         54,000                        -
  Operating expenses paid by
    shareholders                                      366                        -
                                                 --------                  -------
    Net cash flows from
      operating activities                         (5,191)                     393
                                                 --------                  -------

Cash flows from investing
  activities                                            -                        -
                                                 --------                  -------
Cash flows from financing
  activities:
    Repayment of note payable                           -                   (2,000)
    Sale of stock for cash                              -                   15,000
                                                 --------                  -------
    Net cash flows from
      financing activities                              -                   13,000
                                                 --------                  -------
    Net increase in cash and
      cash equivalents                             (5,191)                  13,393
Cash and cash equivalents,
  beginning of period                               6,708                    1,284
                                                 --------                  -------
Cash and cash equivalents, end
  of period                                      $  1,517                  $14,677
                                                 ========                  =======

Supplementary cash flow
  information:
  Non-cash investing and
    financing activities:
    Operating expenses paid by
      shareholders                               $    366                        -
    Shares issued for accrued
      expenses                                     54,000                        -

See accompanying notes.

                             THERAPY LASERS, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION:
The financial statements include the accounts of Therapy Lasers, Inc. The balance sheet as of May 31, 1999, the statements of loss for the three months ended May 31, 1999 and 1998, and the statements of cash flows for the three months ended May 31, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of May 31, 1999 and for all periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended February 28, 1999 filed with the United States Securities and Exchange Commission (SEC) on or about June 15,1999.

NOTE 2 - THE COMPANY:
Therapy Lasers, Inc. (the Company) is a Nevada corporation engaged principally in searching for capital, in organizing and developing a wholesale electrical components business, and in investigating other business opportunities. From March 1, 1995 until late 1996, the Company was attempting to establish markets in foreign countries (primarily Mexico and Canada) for medical laser products it had developed, and was seeking financing to obtain approval of the Food and Drug Administration to market the medical laser products in the United States. In late 1996, the Company substantially discontinued its efforts in the laser field, as its efforts had been unsuccessful. Also in late 1996, the Company commenced activities in the wholesale electrical components business, serving as a non-stocking sales representative based in Houston, Texas for an affiliated company. In that connection, the Company sells primarily to another affiliated company. At quarter end, the Company was investigating other opportunities in related fields.

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

On February 27, 1995, the Company changed its name from Medeci Corporation to Therapy Lasers, Inc.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Following is a summary of the Company's significant accounting policies:

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS - The carrying amounts of cash, accounts receivable, accounts payable, notes payable, and accrued expenses approximate fair value because of the short
     maturity of these items.   These fair value estimates are subjective in
     nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. At May 31, 1999, the Company had no derivative financial instruments.

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

NOTE 4 - UNCERTAINTY, GOING CONCERN:
The Company has incurred net operating losses and negative cash flow from operations in recent years, and has disposed of its last operating subsidiary. As of May 31, 1999, the Company had negative net worth in excess of $19,000 and operating revenues that were insufficient to generate a profit. Although the Company settled a Federal tax lien during the prior year for approximately $4,000, resulting in an extraordinary gain of $25,051, and although the Company realized $20,000 in cash from sales of common stock during the prior year, and although management is currently seeking additional cash flow through potential acquisitions and/or mergers with operating companies, and although management is seeking to expand its wholesale components business, there is no assurance that these activities will be successful.

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

NOTE 5 - COMPREHENSIVE INCOME:
FASB Statement Number 130, Reporting Comprehensive Income, became effective for fiscal years beginning after December 15, 1997, and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company had no comprehensive income other than net income during the periods included in the accompanying financial statements.

                            CONDOR WEST CORPORATION

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The Company had no sales during the quarter ending May 31, 1999. The Company is essentially dormant and management continues to investigate various business opportunities. The company incurred operating expenses of $9,033 during the quarter ended May 31, 1999, compared to $4,455 during the comparable quarter of the preceding year. The difference is the result of timing in the incurring of expenses necessary to maintain the corporate entity and to file required reports.

LIQUIDITY AND CAPITAL RESOURCES
The Company had total liabilities of $20,440 and a working capital deficit of $18,900 as of May 31, 1999 compared to $64,000 at May 31, 1998. This change in working capital is attributable to the issuance of common stock in exchange for certain accrued expenses. The Company expects that cash requirements for development stage operations for the next fiscal year will be provided from the wholesale electrical components business or from private placements of common stock. However, there can be no assurance that these activities will, in fact, provide the necessary working capital for operations.

OTHER MATTERS
The Company utilizes "off-the-shelf" computer software in its operations obtained from major vendors such as Peachtree and Microsoft. Currently, management believes that most critical systems are year 2000 compliant, or will be made compliant prior to December 31, 1999. The estimated cost of becoming compliant is minimal, and is not expected to have a material effect on the financial statements or the Company's ability to serve its customers.


This Form 10-QSB includes or may include certain forward-looking statements that involve risks and uncertainties. This Form 10-QSB contains certain forward-looking statements concerning the Company's financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions. Although the Company believes its expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements in this Form 10-QSB include, among others, the pace of technological change, the Company's ability to manage growth and attract and retain employees, general business and economic conditions in the Company's operating regions, and competitive and other factors, all as more fully described in the Company's Report on Form 10-K for the period ended February 28, 1999 under Management's Discussion and Analysis of Financial Condition and Results of Operations "Assumptions Underlying Certain Forward-Looking Statements and Factors that May Affect Future Results" and elsewhere from time to time in the Company's other SEC reports. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-QSB. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Actual results may vary materially.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
None.

     All other items in Part II are either not applicable to the Company during the current quarter, the answer is negative, or a response has been previously reported and an additional report of the information is not required, pursuant to the instructions to Part II.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of April, 2000.

                                   Therapy Lasers, Inc.



By:       /s/ LEON D. HOGG                               Date: April 18, 2000
   -----------------------------------
   Leon D. Hogg, Chairman of the Board,
   President, Chief Executive Officer