Form 10QSB
period 1999-11-30
THERAPY LASERS INC
filed 2000-04-19
CIK 830318

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                  FORM 10-QSB
                               -----------------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended November 30, 1999

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

As of November 30, 1999, there were outstanding 11,302,627 shares of Therapy Lasers, Inc. Common Stock, par value $.001.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes__ No X

                              Therapy Lasers, Inc.
                              Index to Form 10-QSB


                                     Part I


FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS

Balance Sheets as of November 30, 1999 and February 28, 1999

Statements of Loss for the Three and Nine Months Ended November 30, 1999 and
1998

Statements of Cash Flows for the Three and Nine Months Ended November 30, 1999 and 1998

Notes to Financial Statements

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    Part II


OTHER INFORMATION

     Item 6

SIGNATURES

                         PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial statements

                              THERAPY LASERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                                              NOVEMBER 30,                 FEBRUARY 28,
                                                                                  1999                         1999
                                                                              (UNAUDITED)
                                                                      ------------------------     ------------------------
ASSETS
  Current assets:
    Cash                                                                           $     1,170                  $     6,708
                                                                      ------------------------     ------------------------
      Total current assets                                                               1,170                        6,708
                                                                      ------------------------     ------------------------
  Office and computer equipment, net of
    accumulated depreciation of $1,000                                                       -                            -
                                                                      ------------------------     ------------------------
  Other assets                                                                               -                            -
                                                                      ------------------------     ------------------------
       Total assets                                                                $     1,170                  $     6,708
                                                                      ========================     ========================
LIABILITIES
  Current liabilities:
    Accounts payable and accrued expenses                                          $    21,859                  $    66,964
    Due to related parties                                                               6,000                        4,000
                                                                      ------------------------     ------------------------
      Total current liabilities                                                         27,859                       70,964
                                                                      ------------------------     ------------------------
      Total liabilities                                                                 27,859                       70,964
                                                                      ------------------------     ------------------------

  Commitments and contingencies                                                              -                            -

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, par value $.001 per share,
    100,000,000 shares authorized, 11,302,627 and
    10,762,627 shares issued and outstanding                                            11,303                       10,763
  Capital in excess of par value                                                     4,651,911                    4,598,085
  Accumulated deficit:
    Prior operating accumulated deficit                                             (4,452,105)                  (4,452,105)
    Accumulated during the development stage                                          (237,798)                    (220,999)
                                                                      ------------------------     ------------------------
      Total stockholders' equity (deficit)                                             (26,689)                     (64,256)
                                                                      ------------------------     ------------------------
      Total liabilities and stockholders'
        equity                                                                     $     1,170                  $     6,708
                                                                      ========================     ========================

See accompanying notes.

                              Therapy Lasers, Inc.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                               STATEMENTS OF LOSS



                                        THREE MONTHS ENDED                                   NINE MONTHS ENDED
                                            NOVEMBER 30,                                         NOVEMBER 30,
                           -------------------------------------------------      -----------------------------------------------
                                   1999                       1998                       1999                      1998
                                (UNAUDITED)                 (UNAUDITED)               (UNAUDITED)                (UNAUDITED)
                           ----------------------      ---------------------      --------------------      ---------------------

Revenues                               $         -                $         -               $         -                $    28,700
Cost of Goods Sold                               -                          -                         -                     20,436
                            ----------------------      ---------------------      --------------------      ---------------------
Gross Profit                                                                -                         -                      8,264
                            ----------------------      ---------------------      --------------------      ---------------------

Expenses:
  Legal and professional                       584                      4,420                     8,953                      9,825
  Salaries and fees for
    services                                     -                          -                     6,000                          -
  Other general and
    administrative                             588                      1,569                     1,608                     10,490
                            ----------------------      ---------------------      --------------------      ---------------------
    Total expenses                           1,172                      5,989                    16,561                     20,315
                            ----------------------      ---------------------      --------------------      ---------------------
    Income (loss) from
         operations                         (1,172)                    (5,989)                  (16,561)                   (12,051)

Other income (expenses):
  Interest                                     136                          -                       238                          -
                            ----------------------      ---------------------      --------------------      ---------------------

    Net (loss)                             ($1,308)                   ($5,989)                 ($16,799)                  ($12,051)
                            ======================      =====================      ====================      =====================



Basic earnings per share                    ($0.00)                    ($0.00)                   ($0.00)                    ($0.00)
                            ======================      =====================      ====================      =====================

Weighted average number
  of shares outstanding                 11,302,627                 10,662,627                11,121,972                 10,575,354
                            ======================      =====================      ====================      =====================

See accompanying notes.

                              THERAPY LASERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                 THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                    NOVEMBER 30,                                  NOVEMBER 30,
                                  ---------------------------------------------      -------------------------------------------
                                            1999                     1998                      1999                   1998
                                         UNAUDITED                 UNAUDITED                UNAUDITED              UNAUDITED
                                  --------------------      -------------------      --------------------     ------------------
Cash flows from operating
  activities:
  Net (loss)                                   ($1,308)                 ($5,989)                 ($16,799)              ($12,051)
Adjustments to reconcile net
  gain (loss) to net cash used
  in operating activities
  (Increase) decrease in
    accounts receivable                              -                    1,912                         -                  8,479
  (Decrease) in accounts pay-
    able and accrued expenses                      413                     (274)                  (45,105)                (8,517)
    Less, Accrued expenses paid
      by issuance of stock                           -                        -                    54,000                      -
  Operating expenses paid by
    shareholders                                     -                        -                       366                      -
                                  --------------------      -------------------      --------------------     ------------------
    Net cash flows from
      operating activities                        (895)                  (4,351)                   (7,538)               (12,089)
                                  --------------------      -------------------      --------------------     ------------------

Cash flows from investing
  activities                                         -                        -                         -                      -
                                  --------------------      -------------------      --------------------     ------------------

Cash flows from financing
  activities:
    Advance from related party                   2,000                        -                     2,000                      -
    Repayment of note payable                        -                        -                         -                 (2,000)
    Sale of stock for cash                           -                        -                         -                 15,000
                                  --------------------      -------------------      --------------------     ------------------
    Net cash flows from
      financing activities                       2,000                        -                     2,000                 13,000
                                  --------------------      -------------------      --------------------     ------------------

    Net increase in cash and
      cash equivalents                           1,105                   (4,351)                   (5,538)                   911
Cash and cash equivalents,
  beginning of period                               65                    6,546                     6,708                  1,284
                                  --------------------      -------------------      --------------------     ------------------
Cash and cash equivalents, end
  of period                                   $  1,170                 $  2,195                 $   1,170              $   2,195
                                  ====================      ===================      ====================     ==================

Supplementary cash flow
  information:
  Non-cash investing and
    financing activities:
    Operating expenses paid by
      shareholders                                   -                        -                 $     366                      -
    Shares issued for accrued
      expenses                                       -                        -                    54,000                      -

See accompanying notes.

                              THERAPY LASERS, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION:
The financial statements include the accounts of Therapy Lasers, Inc. The balance sheet as of November 30, 1999, the statements of loss for the three months and nine months ended November 30, 1999 and 1998, and the statements of cash flows for the three months and nine months ended November 30, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of November 30, 1999 and for all periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended February 28, 1999 filed with the United States Securities and Exchange Commission (SEC) on or about June 15, 1999.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS - The carrying amounts of cash, accounts receivable, accounts payable, notes payable, and accrued expenses approximate fair value because of the short
     maturity of these items.   These fair value estimates are subjective in
     nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. At November 30, 1999, the Company had no derivative financial instruments.

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

NOTE 4 - UNCERTAINTY, GOING CONCERN:
The Company has incurred net operating losses and negative cash flow from operations in recent years, and has disposed of its last operating subsidiary. As of November 30, 1999, the Company had negative net worth in excess of $26,000 and operating revenues that were insufficient to generate a profit. Although the Company settled a Federal tax lien during the prior year for approximately $4,000, resulting in an extraordinary gain of $25,051, and although the Company realized $20,000 in cash from sales of common stock during the prior year, and although management is currently seeking additional cash flow through potential acquisitions and/or mergers with operating companies, and although management is seeking to expand its wholesale components business, there is no assurance that these activities will be successful.

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

                              THERAPY LASERS, INC.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITON AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The Company had no sales during the quarter ending November 30, 1999. The Company is essentially dormant and management continues to investigate various business opportunities. The company incurred operating expenses of $1,172 and $16,561 during the quarter and nine months ended November 30, 1999, compared to $5,989 and $20,315 during the comparable periods of the preceding year. The difference is the result of a decreased level of activity in the current year, and in timing in the incurring of expenses necessary to maintain the corporate entity and to file required reports.

LIQUIDITY AND CAPITAL RESOURCES
The Company had total liabilities approximating $28,000 and a working capital deficit of $27,000 as of November 30, 1999 compared to $49,000 and $47,000 at November 30, 1998. This change in working capital is primarily attributable to the issuance of common stock in exchange for certain accrued expenses. The Company expects that cash requirements for development stage operations for the next fiscal year will be provided from the wholesale electrical components business or from private placements of common stock. However, there can be no assurance that these activities will, in fact, provide the necessary working capital for operations.

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

                                  Therapy Lasers, Inc.



By:        /s/ LEON D. HOGG                             Date: April 18, 2000
    ----------------------------------
   Leon D. Hogg, Chairman of the Board,
   President, Chief Executive Officer