Form 10KSB
period 2000-02-29
THERAPY LASERS INC
filed 2000-06-13
CIK 830318

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   -----------
                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 29, 2000       COMMISSION FILE NUMBER 0-18515


                              THERAPY LASERS, INC.
               (EXACT NAME OF COMPANY AS SPECIFIED IN ITS CHARTER)


                 NEVADA                                93-0960302
------------------------------------      --------------------------------------
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

                                  -------------

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

                                 Yes [X] No [ ]

     The issuer's revenues for the year ended February 29, 2000 were $ -0-.

As of April 28, 2000, there were 5,830,265 shares of ($0.001) par value Common Stock (the Company's only class of voting stock) outstanding, after giving effect to a 1 for 10 reverse split on April 22, 2000 and the issuance of 4,700,000 shares to acquire three companies described elsewhere herein. The aggregate market value of the common shares of the Company on April 28, 2000 (based upon the mean of the closing bid and asked price) held by nonaffiliates of the Company, was approximately $61,978.

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

On February 27, 1995, the Company changed its name from Medeci Corporation to Therapy Lasers, Inc.

At the Annual Meeting of the Company's shareholders on February 29, 2000, the shareholders elected the following directors of the Company:

     Mark A. Chapman
     Leon D. Hogg
     Catherine Cullen

At the Board of Directors Meeting effective April 28, 2000, the following officers were elected:


     Charles Sheffield               President and Chief Executive Officer
     Leon D. Hogg                    Vice President of Public Relations
     Leon D. Hogg                    Secretary

On March 12, 1996, the Company acquired 100% of the stock of LaserCare, Inc. in exchange for 5,750,776 shares of its common stock. After this transaction, one individual controls approximately 48.4% of Therapy Lasers, Inc.'s outstanding common stock. The transaction was accounted for as a purchase, and was recorded at the net underlying assets of LaserCare.

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

In November, 1996, the Company commenced activities in the wholesale electrical components business, serving as a non-stocking sales representative for an affiliated company. In that connection, the Company sells primarily to another affiliated company. The Company's plan is to utilize the profits earned in the wholesale electrical components business to exploit its laser business. However, there is no assurance the Company will be successful in generating profits in the wholesale electrical components and hardware. Moreover, the Company suspended its wholesale electrical components business subsequent to February 28, 1998.

At year end, the Company was investigating other opportunities in related fields.

The Company is deemed to have been in the development stage since March 1, 1995. Prior to that time, it was in the operating stage. In its current development stage, management anticipates incurring substantial additional losses as it pursues its wholesale electrical components and hardware and laser business, and as it investigates other business opportunities.

Effective April 28, 2000, Charles Sheffield acquired control of the Company pursuant to the acquisition by the Company of all of the stock of three corporations that are engaged in the hardware, ceiling fan and lighting industry: Gulf Coast Fan & Light, Inc.; Buildersource, Inc.; and Builders Lighting and Hardware, Inc. Such companies had combined revenues in excess of $5 million for the 1999 tax year and have a minimum net worth of $500,000.

Pursuant to the acquisition of Gulf Coast Fan & Light, Inc., Mr. Sheffield received as consideration for his interests in Gulf Coast Fan & Light, Inc. a total amount of 3,255,000 shares of Company common stock; pursuant to the acquisition of Buildersource, Inc., Mr. Sheffield received as consideration for his interests in Buildersource, Inc. a total amount of 166,000 shares of Company common stock; pursuant to the acquisition of Builders Lighting and Hardware, Inc., Mr. Sheffield received a total amount of 880,000 shares of Company common stock. Upon consummation of these transactions, Mr. Sheffield, directly and indirectly through his control of a corporation that also owns stock in the Company, owned 4,739,876, which represented approximately 81% of the outstanding common stock of the Company as of April 28, 2000, the date of such transactions. Upon consummation of these transactions, the Board of Directors elected Mr. Charles Sheffield as the President and CEO of the Company.

The acquisition of Gulf Coast Fan & Light, Inc. was effected by the issuance of an aggregate of 3,500,000 shares of the Company's Common Stock and a $1,000,000 10-year promissory note, a $390,000 5-year promissory note, and a $50,000 3-year promissory note. The owners of Gulf Coast Fan & Light, Inc. who received stock in the Company were Charles Sheffield, James R. Sheffield, Jr., Louise Mautz, and William Scheel. The acquisition of Buildersource, Inc. was effected by the issuance of an aggregate of 200,000 shares of the Company's Common Stock. The owners of Buildersource, Inc. who received stock in the Company were Charles Sheffield, James R. Sheffield, Jr., Louise Mautz, William Scheel, Scott Meador and Bob Meador. The acquisition of Builders Lighting and Hardware, Inc. was effected by the issuance of an aggregate of 1,000,000 shares of the Company's Common Stock. The owners of Builders Lighting and Hardware, Inc. received stock in the Company were Charles Sheffield, James R. Sheffield, Jr., Louise Mautz, William Scheel, David Bero, Carolyn Sheffield, Jeremy Sheffield, Jason Sheffield, and Joshua Sheffield.

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

WHOLESALE ELECTRICAL COMPONENTS AND HARDWARE BUSINESS

In November, 1996, the Company began activities in the wholesale electrical components business, serving as a non-stocking sales representative for an affiliated company. This business is conducted under the assumed name of Bob's Wholesale Lighting. Bob's Wholesale Lighting purchases electrical components from BuilderSource, Inc., and resells them to Gulf Coast Fan & Light, Inc., both of which are controlled by the Company's controlling shareholder, and both of which were acquired by the Company subsequent to February 29, 2000. Gulf Coast Fan & Light, Inc., includes the electrical components with other appliances and resells them to the ultimate customer, primarily construction companies, for use and home and commercial construction projects. As noted above, the Company suspended its wholesale electrical components business subsequent to February 28, 1998, but effective April 28, 2000, and as indicated under "Business Development" above, acquired three operating companies involved in the wholesale electrical components and hardware businesses.

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

WHOLESALE ELECTRICAL COMPONENTS AND HARDWARE

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

WHOLESALE ELECTRICAL COMPONENTS AND HARDWARE

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

WHOLESALE ELECTRICAL COMPONENTS AND HARDWARE

As previously indicated, all of the Company's sales of electrical components have been made to an affiliated company, Gulf Coast Fan & Light, Inc. Substantially all of the sales are initiated by Gulf Coast, and are not generated by the Company or its employees. Therefore, there can be no assurance that future sales will continue, or that they will be sufficient to enable the Company to operate at a profit. Effective April 28, 2000, and as indicated under "Business Development" above, the Company acquired three operating companies involved in the wholesale electrical components and hardware businesses. These businesses market their products through retail stores, telephone sales, and other marketing techniques. Principal customers are consumers, home builders, apartment and hotel/motel builders, and similar consumers.

(F)   RETURNS AND WARRANTIES

LASER BUSINESS AND WHOLESALE ELECTRICAL COMPONENTS AND HARDWARE

The Company offers whatever warranty is in existence from the manufacturer, both with respect to lasers and electrical components. It also allows credit on items from which it receives credit from the manufacturers. No losses have been experienced to date.

(G)  EMPLOYEES

At fiscal year end, Therapy Lasers, Inc. had only two employees. Leon D. Hogg, President, devotes such time as is necessary to the Company's affairs. Through May, 1999, Mr. Hogg was compensated at the rate of $2,000 per month, and all of such compensation was paid by the issuance of common stock. During the current fiscal year, the Company issued 540,000 shares of stock to Mr. Hogg, at a stipulated value of $0.10 per share, for services previously rendered. Robert C. Meador, Jr., Vice President, devotes part of his time to the Company's affairs. Mr. Meador is compensated by an affiliated company controlled by Therapy's principal shareholder, and the affiliate contributes Mr. Meador's services to Therapy.

(H)   CUSTOMERS

LASER BUSINESS AND WHOLESALE ELECTRICAL COMPONENTS AND HARDWARE

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

WHOLESALE ELECTRICAL COMPONENTS AND HARDWARE

There is substantial competition in the wholesale electrical components and hardware, many of which competitors have more resources than the Company. The industry is a highly competitive one, and success depends on developing a broad customer base, having a broad line of goods at attractive prices, and providing prompt delivery and service. There is no assurance the Company will be successful in competing with its larger and better-financed competitors.

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

      FISCAL YEAR ENDING FEBRUARY 28, 1999      HIGH       LOW
           1st Quarter                         $.0625     $.0625
           2nd Quarter                         $.0625     $.0625
           3rd Quarter                         $.0350     $.0350
           4th Quarter                         $.0350     $.0350

      FISCAL YEAR ENDING FEBRUARY 29, 2000
           1st Quarter                         $.0350     $.0350
           2nd Quarter                         $.0350     $.0350
           3rd Quarter                         $.0313     $.0313
           4th Quarter                         $.0650     $.0600


As of April 28, 2000, the Company had approximately 470 shareholders of record. The Company has never paid any cash dividends and has no plans to pay any cash dividends in the foreseeable future.


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY

The Company had total liabilities of $28,000 at February 29, 2000, compared to $71,000 at February 28, 1999, and a working capital deficit of $28,500 at February 29, 2000, compared to $64,000 as of February 28, 1999. This increase in working capital is attributable to the issuance of common stock in May, 1999 for accrued salaries of $48,000, which did not require the payment of cash, and to a decrease of $5,500 in working capital due to the lack of operating revenues coupled with continuing expenses. The Company expects that cash requirements for operations for the next fiscal year will be provided from the three wholesale electrical components and hardware acquired effective April 28, 2000. However, there can be no assurance that these activities will, in fact, provide the necessary working capital for operations.

PLAN OF OPERATION

YEAR ENDED FEBRUARY 28, 2000 COMPARED WITH 1999

The Company had no sales for the year ended February 28, 2000, compared with $28,751 in sales and $8,315 in gross profits for February 29, 1999. Expenses (including interest) were $19,317 for 2000, compared to $69,818 for 1999. The decrease in sales and operating expenses is attributable to the temporary cessation of the wholesale electrical components business in May, 1998, and the cessation of salary payments to the Company's President in May, 1999. The Company is considered to have re-entered the development stage effective March 1, 1995 upon the sale of its last operating unit In fiscal 2000, the Company plans to continue maintain expenses at the lowest possible level until sales revenue is high enough to carry the operating expenses. Some of the Company's larger shareholders purchased enough of the Company's stock in private placements to meet operating expense obligations in the past few years. However, the Company expects that future operations will be funded by operating the three wholesale electrical components and hardware businesses acquired effective April 28, 2000.

YEAR ENDED FEBRUARY 28, 1999 COMPARED WITH 1998

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

ITEM 7.     FINANCIAL STATEMENTS

The information required by this item is included in a separate section of this Annual Report beginning after Part IV.


ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(A)   IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The Company, pursuant to its by-laws, maintains a Board of Directors of three members and as of February 29, 2000 had the following executive officers elected by the Board of Directors:

         NAME                     POSITION HELD              DATES OF SERVICE
----------------------     ---------------------------     ---------------------
Leon D. Hogg               Chairman, President, Chief      February 27, 1995 to
                             Officer                         April 28, 2000
Lucien Hugh Cullen (1)     Secretary-Treasurer             February 27, 1995 to
                                                             date
Robert C. Meador, Jr.      Vice President                  February 28, 1996 to
                                                             date

(1)   Mr. Cullen died in January, 2000.


At the Annual Meeting of the Company's shareholders on February 29, 2000, the shareholders elected the following directors of the Company:

     Mark A. Chapman
     Leon D. Hogg
     Catherine Cullen

In addition, at April 28, 2000, Charles Sheffield owns 4,739,876 shares of the Company's common stock, either directly, or through entities controlled by him, amounting to approximately 81% of total outstanding shares, and is deemed to be a control person. On April 28, 2000, Mr. Sheffield was elected President and Chief Executive Officer.

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

(B)  BUSINESS EXPERIENCE

LEON D. HOGG, AGE 80. Mr. Hogg has been a Director and Officer of the Company since February 27, 1995. Mr. Hogg has been involved in the commercial banking industry in Houston for the last twenty-eight (28) years. From 1962 through 1970 he was a senior commercial lending officer with two Houston banks. In 1970 he formed Lee Hogg & Company, Inc., Mortgage Bankers and Financial Consultants, and has been continuously involved with that company prior to joining Therapy Lasers, Inc. Mr. Hogg obtained a Bachelor of Science degree from North Texas State University in 1942 and has subsequently taken a number of advanced banking, law and accounting courses from the American Institute of Banking.

LUCIEN HUGH CULLEN, AGE 78. Mr. Cullen died in January, 2000. Mr. Cullen had over forty (40) years of general experience in the management of business involved in oil operations, chemicals, mining and the management of investments. For the twelve (12) years prior to his joining the Company in February, 1995, Mr. Cullen was the Chief Executive Officer of Twentieth Century Pipe and Equipment Company, a specialized line pipe company that he formed in 1982. Mr. Cullen began his education at Rice University, then transferred to the University of Texas. After a three (3) year interruption for military service in 1942-45, Mr. Cullen completed his education at Glendale College, California and the University of Houston. He had both a Bachelor of Arts and Master's degree in Business Administration.

ROBERT C. MEADOR, JR., 38. For the past eleven years, Mr. Meador has been employed by Gulf Coast Fan & Light Inc., the last 3 1/2 years as Vice President. In 1992, he became President of Ceiling Fans Direct, Inc., and in 1996 he became General Manager of BuilderSource, Inc. Mr. Meador is also President of the Company's subsidiary, LaserCare, Inc.

CHARLES SHEFFIELD, 46. Mr. Sheffield is President and majority shareholder of Gulf Coast Fan & Light, Inc., BuilderSource, Inc., and Builders Lighting and Hardware, Inc., all of which were acquired by the Company effective April 28, 2000. He is also a director and majority shareholder of U.S. Design and Construction, Inc. Mr. Sheffield is a graduate of the University of Houston, where he obtained a Bachelors degree in finance.

MARK A. CHAPMAN, 57. Mr. Chapman is a graduate of Kansas State University in 1965 with a major in Political Science-History, and is a graduate of the University of Texas Law School. He is a member of the State Bar of Texas (inactive) and is a licensed Texas Real Estate Broker, also inactive, and has long been active in the oil and gas business, serving as President of Broughton Petroleum, Inc.

ITEM 10.    EXECUTIVE COMPENSATION

(A)   SUMMARY COMPENSATION TABLE

No executive of the Company was paid more than $60,000 during the fiscal years ended February 28, 2000 or 1999. All compensation paid during the past two fiscal years to Company executives was paid in stock.

(B)   OPTION AND LONG-TERM COMPENSATION TABLES

There has been no restricted stock awards, stock options, SAR's, LTIP payouts or other forms of long-term compensation paid to any officer or director of the Company during the last three years, except for certain stock options granted to former officers which either expired without being exercised on March 24, 1998.

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

(F)   COMPENSATION COMMITTEE REPORT

The Company's Compensation Committee consists of Leon D. Hogg and Robert C. Meador, Jr., who administer the Company's Stock Option Plan which was adopted March 12, 1996.

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

The following table set forth, as of April 28, 2000, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock. Unless otherwise indicated, each person has beneficial voting and investment power with respect to the shares owned.


                                                                 PERCENTAGE OF
     NAME/ADDRESS OF BENEFICIAL OWNER    NUMBER OF SHARES           TOTAL
     --------------------------------    ----------------        -------------
   Charles Sheffield
        10450 Westoffice
        Houston, Texas  77042               4,739,876 (A)             81.3%


(A) Includes shares owned directly and shares owned indirectly by related entities, as follows:

                                                                 PERCENTAGE OF
     NAME/ADDRESS OF BENEFICIAL OWNER    NUMBER OF SHARES           TOTAL
     --------------------------------    ----------------        -------------
   Charles Sheffield                            4,725,499             81.1%
   U.S. Design & Construction, Inc.                14,377               .2%
                                         ----------------        -------------
       Total                                    4,739,876             81.3%
                                         ================        =============

The following table sets forth, as of April 28, 2000, the common stock ownership of all officers and directors of the Company:

                                                                 PERCENTAGE OF
     NAME/ADDRESS OF BENEFICIAL OWNER    NUMBER OF SHARES           TOTAL
     --------------------------------    ----------------        -------------
   Lucien Hugh Cullen (1)
        4529 Tonawanda
        Houston, Texas  77035                      46,000               .8%
   Leon D. Hogg
        6701 Sands Point, Suite 15
        Houston, Texas 77074                      100,400              1.7%
   Mark Chapman
        1884 Bostik
        Cat Spring, TX 78933                       93,030              1.6%
   Charles Sheffield
        10450 Westoffice
        Houston, TX 77042                        4,739,876            81.3%

   All Officers and Directors as a Group
        (4 persons)                              4,979,306            85.4%


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

Effective April 28, 2000, Charles Sheffield acquired control of the Company pursuant to the acquisition by the Company of all of the stock of three corporations that are engaged in the hardware, ceiling fan and lighting industry: Gulf Coast Fan & Light, Inc.; Buildersource, Inc.; and Builders Lighting and Hardware, Inc. Such companies had combined revenues in excess of $5 million for the 1999 tax year and have a minimum net worth of $500,000.

Pursuant to the acquisition of Gulf Coast Fan & Light, Inc., Mr. Sheffield received as consideration for his interests in Gulf Coast Fan & Light, Inc. a total amount of 3,255,000 shares of Company common stock; pursuant to the acquisition of Buildersource, Inc., Mr. Sheffield received as consideration for his interests in Buildersource, Inc. a total amount of 166,000 shares of Company common stock; pursuant to the acquisition of Builders Lighting and Hardware, Inc., Mr. Sheffield received a total amount of 880,000 shares of Company common stock. Upon consummation of these transactions, Mr. Sheffield, directly and indirectly through his control of a corporation that also owns stock in the Company, owned 4,739,876, which represented approximately 81% of the outstanding common stock of the Company as of April 28, 2000, the date of such transactions. Upon consummation of these transactions, the Board of Directors elected Mr. Charles Sheffield as the President and CEO of the Company.

The acquisition of Gulf Coast Fan & Light, Inc. was effected by the issuance of an aggregate of 3,500,000 shares of the Company's Common Stock and a $1,000,000 10-year promissory note, a $390,000 5-year promissory note, and a $50,000 3-year promissory note. The owners of Gulf Coast Fan & Light, Inc. who received stock in the Company were Charles Sheffield, James R. Sheffield, Jr., Louise Mautz, and William Scheel. The acquisition of Buildersource, Inc. was effected by the issuance of an aggregate of 200,000 shares of the Company's Common Stock. The owners of Buildersource, Inc. who received stock in the Company were Charles Sheffield, James R. Sheffield, Jr., Louise Mautz, William Scheel, Scott Meador and Bob Meador. The acquisition of Builders Lighting and Hardware, Inc. was effected by the issuance of an aggregate of 1,000,000 shares of the Company's Common Stock. The owners of Builders Lighting and Hardware, Inc. received stock in the Company were Charles Sheffield, James R. Sheffield, Jr., Louise Mautz, William Scheel, Carolyn Sheffield, Jeremy Sheffield, Jason Sheffield, and Joshua Sheffield.

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

Management believes that during the period from March 1, 1999 to February 29, 2000, all Section 16(a) filing requirements applicable to its current officers, directors and greater than ten-percent beneficial owners were complied with.

                                     PART IV


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS:
      (1)LISTING OF SUBSIDIARIES OF REGISTRANT:

      NAME                                               PERCENTAGE OWNED
      ----                                               ----------------
      LaserCare, Inc.                                         100.00%
      Houston, Texas
      (acquired March 12, 1996)

      (2) FINANCIAL DATA SCHEDULE - See Financial data schedule attached.

(B)  REPORTS FILED ON FORM 8-K:

Notice of change in control of registrant and acquisition of assets - filed May 15, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           THERAPY LASERS, INC.

By: ___________________________________________     Date:  June 13, 2000
    Charles Sheffield , President and
    Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

                NAME                          TITLE                    DATE
                ----                          -----                    ----

_________________________________     Chairman of the Board,       June 13, 2000
Charles Sheffield                     President, Chief Executive
                                      Officer, Director

_________________________________     Vice President,              June 13, 2000
Leon D. Hogg                          Director


 SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANT WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
                             SECTION 12 OF THE ACT:

                                 NOT APPLICABLE.

                       THERAPY LASERS, INC. AND SUBSIDIARY
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                         REQUIRED BY ITEMS 8 AND ITEM 13

                                      INDEX

A.    FINANCIAL STATEMENTS
      --------------------
      Report of independent certified public accountants

      Balance sheet - February 29, 2000

      Statements of income (loss) for the periods ended
           February 29/28, 2000 and 1999

      Statements of stockholders' equity for the years ended February 29/28, 2000 and 1999

      Statements of cash flows for the periods ended
           February 29/28, 2000 and 1999

      Notes to consolidated financial statements


B.    FINANCIAL STATEMENT SCHEDULES
      -----------------------------

Schedules are omitted because of the absence of the conditions under which they are required, or because the information required by such omitted schedule is contained in the financial statements or the notes thereto.

      [BATEMAN & CO., INC., P.C. Certified Public Accountants Letterhead]

                                                        5 Briardale Court
                                                         Houston, Texas
                                                         (713) 552-9800
                                                       FAX (713) 552-9700
                                                     www.batemanhouston.com

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To The Board of Directors and Stockholders
Therapy Lasers, Inc.
Houston, Texas

We have audited the accompanying balance sheet of Therapy Lasers, Inc. and Subsidiary, (a development stage enterprise) as of February 29, 2000 and the related statements of income (loss), stockholders' equity, and cash flows for the periods ended February 29/28, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Therapy Lasers, Inc. and Subsidiary (a development stage enterprise) as of February 29, 2000 and the results of its operations and cash flows for the periods ended February 29/28, 2000 and 1999, in conformity with generally accepted accounting principles.

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

Houston, Texas
June 12, 2000

                                     Member
               INTERNATIONAL ASSOCIATION OF PRACTISING ACCOUNTANTS
                  Offices in Principal Cities Around The World

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                                   BALANCE SHEET
                                                               FEBRUARY 29, 2000
--------------------------------------------------------------------------------

ASSETS
  Current assets:

    Cash ......................................................     $       891
                                                                    -----------
      Total current assets ....................................             891
                                                                    -----------

  Property and equipment, net of accumulated
    depreciation of $1,000 ....................................            --
                                                                    -----------
      Total assets ............................................     $       891
                                                                    ===========


LIABILITIES
  Current liabilities:
    Accounts payable and accrued expenses .....................     $    22,543
    Due to related parties ....................................           6,000
                                                                    -----------
      Total current liabilities ...............................          28,543
                                                                    -----------

      Total liabilities .......................................          28,543
                                                                    -----------

  Commitments and contingencies ...............................            --

STOCKHOLDERS' EQUITY

  Common stock, $.001 par value, 100,000,000 shares
     authorized, 11,302,627 shares issued and outstanding .....          11,303
Capital in excess of par value ................................       4,653,466
  Accumulated deficit:
    Prior operating accumulated deficit .......................      (4,452,105)
    Accumulated during the development stage ..................        (240,316)
                                                                    -----------
      Total stockholders' equity ..............................         (27,652)
                                                                    -----------
      Total liabilities and stockholders' equity ..............     $       891
                                                                    ===========

The accompanying notes are an integral part of these statements.

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A development stage enterprise)
                               Statements of Income (Loss) For The Periods Ended
                                                   February 29/28, 2000 and 1999
--------------------------------------------------------------------------------

                                                                                       CUMULATIVE
                                                                                      MARCH 1, 1995
                                                                                         THROUGH       YEARS ENDED FEBRUARY 29/28,
                                                                                       FEBRUARY 29,    ----------------------------
                                                                                           2000            2000            1999
                                                                                       ------------    ------------    ------------
Sales ..............................................................................   $    101,473    $       --      $     28,751
Cost of sales ......................................................................         73,995            --            20,436
                                                                                       ------------    ------------    ------------
  Gross profit .....................................................................         27,478            --             8,315
                                                                                       ------------    ------------    ------------

Operating expenses:
  Personnel and consulting costs ...................................................        176,196           6,000          48,000
  Rent and occupancy ...............................................................         29,055            --             6,903
  Legal and professional fees ......................................................         62,232           8,953           9,825
  Depreciation and amortization ....................................................          1,000            --               191
  Other general and administrative .................................................         34,379           3,986           4,899
                                                                                       ------------    ------------    ------------
    Total operating expenses .......................................................        302,862          18,939          69,818
                                                                                       ------------    ------------    ------------
    Loss from operations ...........................................................       (275,384)        (18,939)        (61,503)

Other expense

  Interest .........................................................................         17,569             378            --
                                                                                       ------------    ------------    ------------
    Loss before taxes on income ....................................................       (292,953)        (19,317)        (61,503)

  Provision for income taxes .......................................................           --              --              --
                                                                                       ------------    ------------    ------------
    Loss from continuing operations ................................................       (292,953)        (19,317)        (61,503)
                                                                                       ------------    ------------    ------------

  Discontinued operations, applicable to period prior to entering development stage:

       Income from discontinued operations .........................................         39,571            --              --
                                                                                       ------------    ------------    ------------
         Total income (loss) from discontinued operations ..........................         39,571            --              --
                                                                                       ------------    ------------    ------------
    Loss before extraordinary item .................................................       (253,382)        (19,317)        (61,503)

Extraordinary item:
  Income from forgiveness of debt ..................................................         52,637            --            25,051
                                                                                       ------------    ------------    ------------
    Net income (loss) ..............................................................   $   (200,745)   $    (19,317)   $    (36,452)
                                                                                       ============    ============    ============

Basic earnings (loss) per common share:

  Continuing operations ............................................................                   $    (0.0017)   $    (0.0058)
  Discontinued operations ..........................................................                           --              --
  Extraordinary item ...............................................................                           --            0.0024
                                                                                                       ------------    ------------
                                                                                                       $    (0.0017)   $    (0.0034)
                                                                                                       ============    ============

Weighted average number of shares outstanding ......................................                     11,166,889      10,603,723
                                                                                                       ============    ============

The accompanying notes are an integral part of these statements.

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                          STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
                                                   FEBRUARY 29/28, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                                                           DEFICIT
                                                                                             PRIOR       ACCUMULATED
                                                    COMMON STOCK            ADDITIONAL     OPERATING     DURING THE
                                              --------------------------      PAID IN     ACCUMULATED    DEVELOPMENT
                                                SHARES         AMOUNT         CAPITAL       DEFICIT         STAGE          TOTAL
                                              -----------    -----------    -----------   -----------    -----------    -----------
 Balances, February 28, 1998 ..............    10,362,627    $    10,363    $ 4,577,018   $(4,452,105)   $  (184,547)   $   (49,271)

 Stock issued for cash ....................       400,000            400         19,600                                      20,000
 Services contributed by affiliated
   company for which no shares
   were issued ............................                                       1,467                                       1,467
 Development stage net (loss) .............                                                                  (36,452)       (36,452)
                                              -----------    -----------    -----------   -----------    -----------    -----------
 Balances, February 28, 1999 ..............    10,762,627         10,763      4,598,085    (4,452,105)      (220,999)       (64,256)

 Stock issued for services ................       540,000            540         53,460                                      54,000
 Services contributed by affiliated
   company for which no shares
   were issued ............................                                       1,921                                       1,921
Development stage net (loss) ..............                                                                  (19,317)       (19,317)
                                              -----------    -----------    -----------   -----------    -----------    -----------
Balances, February 29, 2000 ...............    11,302,627    $    11,303    $ 4,653,466   $(4,452,105)   $  (240,316)   $   (27,652)
                                              ===========    ===========    ===========   ===========    ===========    ===========

The accompanying notes are an integral part of these statements.

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                  STATEMENTS OF CASH FLOWS FOR THE PERIODS ENDED
                                                   FEBRUARY 29/28, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                                 CUMULATIVE
                                                                               MARCH 1, 1995
                                                                                  THROUGH            YEARS ENDED FEBRUARY 29/28,
                                                                                FEBRUARY 29,     ----------------------------------
                                                                                    2000              2000               1999
                                                                              ---------------    ---------------    ---------------
Cash flows from operating activities:
 Net income (loss) ........................................................   $      (200,745)   $       (19,317)   $       (36,452)

Adjustments to reconcile net income
  to cash provided (used) by developmental
  stage activities:
    Income from forgiveness of debt .......................................           (52,637)              --              (25,051)
    Discontinued operations ...............................................           (39,571)              --                 --
    Depreciation and amortization .........................................             1,000               --                  191
    Stock issued for services .............................................           129,237             54,000               --
    Services contributed ..................................................            39,988              1,921              1,467
    Decrease (increase) in accounts receivable ............................              --                 --                8,479
    Increase (decrease) in accounts payable and
       accrued expenses ...................................................             4,219            (44,421)            45,302
    Increase (decrease) in due to related parties .........................              --                2,000             (6,512)
    Other increases, net ..................................................             6,000               --                 --
                                                                              ---------------    ---------------    ---------------
      Net cash provided (used) by operating
        activities ........................................................          (112,509)            (5,817)           (12,576)
                                                                              ---------------    ---------------    ---------------

Cash flows from investing activities: .....................................              --                 --                 --
                                                                              ---------------    ---------------    ---------------

Cash flows from financing activities:
  Proceeds from sale of common stock ......................................            83,675               --               20,000
  Stock issued to acquire subsidiary ......................................            18,517               --                 --
  Capital contributed by affiliated company ...............................            10,291               --                 --
  Decrease in long term debt ..............................................            (2,008)              --               (2,000)
                                                                              ---------------    ---------------    ---------------
      Net cash provided (used) by financing activities ....................           110,475               --               18,000
                                                                              ---------------    ---------------    ---------------

      Net increase (decrease) in cash and equivalents .....................            (2,034)            (5,817)             5,424

Cash and equivalents, beginning of period .................................             2,925              6,708              1,284
                                                                              ---------------    ---------------    ---------------
Cash and equivalents, end of period .......................................   $           891    $           891    $         6,708
                                                                              ===============    ===============    ===============

Supplemental cash flow disclosures:
  Cash paid for interest ..................................................   $        11,077    $           378    $          --
  Non-cash financing and investing activities:
    Income from forgiveness of debt .......................................            52,637               --               25,051
    Stock issued for services .............................................           129,237             54,000               --
    Services contributed ..................................................            39,988              1,921              1,467

The accompanying notes are an integral part of these statements.

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                   FEBRUARY 29/28, 2000 AND 1999
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Following is a summary of the Company's organization and significant accounting policies:

      ORGANIZATION AND NATURE OF BUSINESS - Therapy Lasers, Inc. (the Company) is a Nevada corporation engaged principally in searching for capital, in organizing and developing a wholesale electrical components business, and in investigating other business opportunities. From March 1, 1995 until late 1996, the Company was attempting to establish markets in foreign countries (primarily Mexico and Canada) for medical laser products it had developed, and was seeking financing to obtain approval of the Food and Drug Administration to market the medical laser products in the United States. In late 1996, the Company substantially discontinued its efforts in the laser field, due to a lack of adequate capital to obtain FDA approval and to establish other markets. Also in late 1996, the Company commenced activities in the wholesale electrical components business, serving as a non-stocking sales representative based in Houston, Texas for an affiliated company. In that connection, the Company sells primarily to another affiliated company. At year end, the Company was investigating other opportunities in related fields.

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

      USES OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and concentrations

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                   FEBRUARY 29/28, 2000 AND 1999
--------------------------------------------------------------------------------
      in products and markets which could affect the financial statements and future operations of the Company.

      CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company considers all cash in banks, money market funds, and certificates of deposit with a maturity of less than one year to be cash equivalents.

      FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS - The carrying amounts of cash, accounts receivable, accounts payable, notes payable, and accrued expenses approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. At February 29, 2000, the Company had no derivative financial instruments.

      PROPERTY AND EQUIPMENT - Property and equipment is stated at cost less accumulated depreciation, computed principally on the straight-line method over the estimated useful lives of the assets. Estimated useful lives approximate five years. Depreciation is taken on the straight-line method for tax purposes also, using lives prescribed by the Internal Revenue Code, which are similar to book basis lives.

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

      Differences between book and tax income arise primarily from the valuation of stock issued for services and from nondeductible services contributed by an affiliated company.

      EARNINGS PER SHARE OF COMMON STOCK - Earnings per share of common stock is computed in accordance with FASB Statement Number 128, EARNINGS PER SHARE, by

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                   FEBRUARY 29/28, 2000 AND 1999
--------------------------------------------------------------------------------
      dividing net income by the weighed average number of shares of common stock outstanding during the period, after giving retroactive effect to stock splits, if any.

NOTE 2 - GOING CONCERN ASSUMPTION:

The Company has incurred net operating losses and negative cash flow from operations in recent years, and has disposed of its last operating subsidiary. As of February 29, 2000, the Company had negative net worth in excess of $27,000 and operating revenues that were insufficient to generate a profit. Although the Company agreed to acquire three operating companies engaged in the wholesale components business (see Note 11, below), there is no assurance that the merged operations will produce positive operating cash flows.

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

NOTE 3 - RELATED PARTY TRANSACTIONS:

During the year ended February 28, 1997, the Company commenced limited operations as a non-stocking sales representative in the wholesale electrical components business. All of its sales, totaling $ -0- (2000), $28,751 (1999) and $62,170 (1998), were to Gulf Coast Fan & Light, Inc., and all of its purchases, totaling $ -0- (2000), $20,436 (1999) and $45,564 (1998), were from
BuilderSource, Inc., both of which entities are controlled by the Company's principal shareholder.

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                   FEBRUARY 29/28, 2000 AND 1999
--------------------------------------------------------------------------------

At February 29, 2000, the Company was indebted to related parties as follows:

    DESCRIPTION                                                      BALANCE

    Account payable to BuilderSource, Inc. for purchases of
      electrical components                                         $      --
    Loan from Gulf Coast Fan & Light, Inc., non-interest
      bearing, unsecured, due February 28, 2000                           4,000
    Loan from shareholder, 8%, unsecured, due October 5, 2000             2,000
                                                                    -----------
        Total                                                       $     6,000
                                                                    ===========

BuilderSource and Gulf Coast Fan & Light are controlled by the Company's principal shareholder.

During the years ended February 29, 2000 and 1999, the salary of the Company's Vice President was paid by BuilderSource, and a portion of his salary was allocable to services for the Company. Also, beginning in October, 1998, the Company occupied space in the leased facilities of BuilderSource. The affiliate did not seek reimbursement for such expenses. The estimated value of the contributed services was $1,921 (2000) and $1,467 (1999), has been reflected in the accompanying financial statements as a contribution to capital in excess of par value, and is included in operating expenses.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable, trade, include approximately $15,000 in estimated payables that were incurred prior to March 1, 1995, as a provision related to the Company's discontinued operations. During the year ended February 29, 2000, no demands were made on the Company for payment of these amounts.

During the year ended February 28, 1999, the Internal Revenue Service accepted the Company's offer in compromise to settle a Federal tax lien recorded at $29,115 for $4,064 and a reduction of $96,800 in the Company's net operating loss carryforward. The balance of $3,964 after payment of $100 during the prior year, was paid in March, 1999. As a result of this settlement, an extraordinary gain of $25,051 from forgiveness of debt was recognized.

NOTE 5 - FEDERAL INCOME TAX:

The currently payable (refundable) provision (credit) for Federal income tax consists of the following:

                                                             2000          1999
                                                       -------------------------
     Currently payable (refundable) provision (credit),
       attributable to:
         Current operations                               $(6,000)     $(11,900)
         Less:
           Benefit from net operating loss carryover           -             -
           Reduction in deferred tax asset valuation        6,000        11,900
                                                       -----------  ------------
         Net amount payable (refundable)               $       -     $       -
                                                       ===========  ============

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                   FEBRUARY 29/28, 2000 AND 1999
--------------------------------------------------------------------------------

The Company follows Statement of Financial Accounting Standards number 109 (SFAS
109), ACCOUNTING FOR INCOME TAXES. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. The cumulative tax effect at the expected rate of 35% of significant items comprising the Company's net deferred tax amounts as of February 29, 2000 and 1999 are as follows:

                                                          2000          1999
                                                      ------------  -----------
     Deferred tax assets attributable to:
          Net operating loss carryforward             $    577,800  $   571,800
                                                      ------------  -----------
           Subtotal                                        577,800      571,800
          Less, Valuation allowance                       (577,800)    (571,800)
                                                      ------------  -----------
           Net deferred tax assets                    $       --    $      --
                                                      ============  ===========

At February 29, 2000 the Company had net operating loss carryovers which expire as follows:

            EXPIRES:                                                   AMOUNT
       -----------------                                            -----------
       December 31, 2003                                            $    4,000
       December 31, 2004                                               126,000
       February 28, 2007                                               459,000
       February 28, 2008                                               542,000
       February 28, 2010                                               389,000
       February 28, 2012                                                78,000
       February 28, 2014                                                35,000
       February 28, 2015                                                18,000
                                                                    -----------
         Total                                                      $1,651,000
                                                                    ===========

NOTE 6 - COMMITMENTS:

Through October, 1998, the Company occupied approximately 500 square feet of office space under a month-to-month lease that requires monthly rentals of $764. Thereafter, the Company occupied space leased by an affiliated company, for which no rent was charged. Rent expense charged to operations was $ -0- (2000) and $6,903 (1999).

NOTE 7 - REVERSION TO DEVELOPMENT STAGE ENTERPRISE - As indicated in Note 1, the Company has been a development stage enterprise since March 1, 1995. Previously, it had been an operating company, and is deemed to have reverted to a development stage enterprise effective March 1, 1995. Certain items of income or expense incurred during the year ended February 29, 1996

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                   FEBRUARY 29/28, 2000 AND 1999
--------------------------------------------------------------------------------

related to discontinued operations during the period when the company was an operating entity. Accordingly, such items are not included in development stage loss.

The deficit accumulated while the Company was an operating company has been segregated into a separate account from the development stage deficit since accumulated.

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS:

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

FASB Statement Number 134, ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING Enterprise, becomes effective for fiscal years beginning after December 15, 1998. It is not expected to apply to the Company.

NOTE 9 - YEAR 2000 COMPLIANCE:

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

NOTE 10 - COMMON STOCK:

Since returning to the development stage, the Company has issued shares of its common stock as follows:

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                   FEBRUARY 29/28, 2000 AND 1999
--------------------------------------------------------------------------------

                                                        PRICE PER
    DESCRIPTION AND DATES                  SHARES         SHARE        AMOUNT
    --------------------------------------------------------------------------
    SHARES ISSUED FOR CASH:

      March, 1995                          40,000        $0.050        $2,000
      June, 1995                          230,000         0.050        11,500
      July, 1995                          107,500         0.050         5,375
      August, 1995                        112,000         0.050         5,600
      November, 1995                      160,000         0.050         8,000
      June, 1996                           40,000         0.125         5,000
      July, 1996                           16,000         0.125         2,000
      August, 1996                         80,000         0.090         7,200
      October, 1996                        70,000         0.100         7,000
      March, 1997                         100,000         0.100        10,000
      May, 1998                           300,000         0.050        15,000
      February, 1999                      100,000         0.050         5,000

    SHARES ISSUED TO ACQUIRE
      LASER-CARE, INC. (1):
      March, 1996                       5,750,776       $0.0032       $18,517

    SHARES ISSUED FOR SERVICES (2):
      August, 1995                        209,000        $0.100       $20,900
      November, 1995                      120,000         0.100        12,000
      February, 1996                      128,000         0.125        16,000
      May, 1996                           160,000         0.050         8,000
      August, 1996                         96,000         0.076         7,296
      December, 1996                       96,000         0.050         4,800
      March, 1997                         120,000         0.050         6,000
      May, 1999                           540,000         0.100        54,000

      (1)  Transaction recorded at net book value of LaserCare, Inc.
      (2) Value based on management's estimate of fair value at date of issuance.

On April 24, 2000, the Board of Directors approved a 1 for 10 reverse split of the Company's common shares. This split has not been reflected in the above table.

NOTE 11 - SUBSEQUENT EVENT ACQUISITION OF OPERATING COMPANIES:

On April 24, 2000, the Board of Directors approved a 1 for 10 reverse split of the Company's common shares. Thereafter, on April 28, 2000, the company agreed to acquire three companies controlled by the Company's principal shareholder, effective April 28, 2000, for stock and notes. The companies to be acquired and the consideration to be paid are as follows:

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                   FEBRUARY 29/28, 2000 AND 1999
--------------------------------------------------------------------------------

     COMPANY                             CONSIDERATION
     -------                             -------------
     (1)  Gulf Coast Fan & Light, Inc.   3,500,000 shares of the Company's
                                         common stock, plus three promissory
                                         notes in the amount of:
                                           $1,000,000 payable $12,133
                                                              including 8% interest, 10 years.
                                           $  390,000 payable $7,908 monthly,
                                                              including 8% interest, 5 years.
                                           $    50,000 payable $1,567 monthly,
                                                              including 8% interest, 3 years.
     (2)  Builders Lighting and          1,000,000 shares of the Company's common stock.
          Hardware, Inc.
     (3)  BuilderSource, Inc.            200,000 shares of the Company's common stock.

A summary, combined, condensed balance sheet of the three companies as of May 31, 2000 follows:

     Assets:
       Total current assets                                         $1,962,000
       Property and equipment                                          184,000
       Other assets                                                     29,000
                                                                    ----------
         Total assets                                               $2,175,000
                                                                    ==========

     Liabilities:
       Total current liabilities                                    $1,354,000
       Long term debt                                                  160,000
       Stockholders' equity                                            661,000
                                                                    ----------
         Total liabilities and stockholders' equity                 $2,175,000
                                                                    ==========


A summary, combined, condensed statement of income of the three companies for the five months ended May 31, 2000 follows:

                                             THERAPY LASERS, INC. AND SUBSIDIARY
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                   FEBRUARY 29/28, 2000 AND 1999
--------------------------------------------------------------------------------

     Sales and revenues                                             $2,769,000
                                                                    ----------
     Costs and expenses:
       Cost of sales                                                 1,704,000
       General and administrative expense                              803,000
                                                                    ----------
         Total costs and expenses                                    2,507,000
                                                                    ----------
         Income before tax                                             262,000
     Provision for taxes on income                                      85,000
                                                                    ----------
         Net income                                                   $177,000
                                                                    ==========

The transaction is expected to be accounted for as a "reverse merger," in which the carrying values on the books of the three acquired companies carries over. Following the merger, the Company's principal shareholder will own, directly or indirectly through corporations controlled by him, approximately 81% of the Company's issued and outstanding shares.