Form 10QSB
period 2000-06-30
THERAPY LASERS INC
filed 2000-09-20
CIK 830318

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
                                -----------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2000

                         Commission file number 0-18515



                       Therapy Lasers, Inc. and Subsidiary
                       Incorporated in the State of Nevada
                    Employer Identification Number 93-0960302

                                10450 Westoffice
                              Houston, Texas 77042
                                 (713) 339-2722


Check whether the issuer (1) timely filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months; Yes [ ] No [X]

and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2000 there were outstanding 5,860,263 shares of Therapy Lasers, Inc. Common Stock, par value $.001.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes [ ] No [X]

                              Therapy Lasers, Inc.
                              Index to Form 10-QSB


                                     Part I


FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS

Balance Sheets as of June 30, 2000 and February 28,2000(Audited)

Statements of Operations for the Three and Six Months Ended March 31, 1999/2000 and June 30, 1999/2000

Statements of Cash Flows for the Three and Six Months Ended March 31, 1999/2000 and June 30, 1999/2000

Notes to Financial Statements

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     Part II


OTHER INFORMATION

      Item 6

SIGNATURES

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  Financial statements

                              THERAPY LASERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                      JUNE 30,      FEBRUARY 28,
                                                        2000            2000
                                                    (UNAUDITED)       AUDITED
                                                    -----------     -----------
ASSETS
  Current assets:
    Cash .......................................    $   140,150     $       891
    Accounts receivable.........................      1,073,889
    Inventory...................................        793,538
                                                    -----------     -----------
      Total current assets .....................      2,007,577             891
                                                    -----------     -----------

  Property and equipment, net of accumulated
   depreciation of $233,883 ....................        182,507            --
                                                    -----------     -----------

  Other assets .................................         15,252            --
                                                    -----------     -----------
       Total assets ............................    $ 2,205,336     $       891
                                                    ===========     ===========


LIABILITIES
  Current liabilities:
    Accounts payable and accrued expenses ......    $   769,208     $    22,543
    Due to related parties .....................        122,000           6,000
                                                    -----------     -----------
                                                        891,208          28,543
      Total current liabilities
    Notes payable ..............................      2,041,453            --
                                                    -----------     -----------
       Total liabilities .......................      2,932,661          28,543
                                                    -----------     -----------

  Commitments and contingencies ................           --              --

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, par value $.001 per share,
    100,000,000 shares authorized, 5,860,263 and
    11,302,627 shares, respectively, issued and
    outstanding ................................          5,830          11,303
  Capital in excess of par value ...............      3,278,489       4,653,466

  Accumulated deficit:
    Prior operating accumulated deficit ........     (4,452,105)     (4,452,105)
    Accumulated during the development stage ...        440,461        (240,316)
                                                    -----------     -----------
      Total stockholders' equity (deficit) .....        727,325         (27,652)
                                                    -----------     -----------
      Total liabilities and stockholders'
        equity .................................    $ 2,205,336     $       891
                                                    ===========     ===========
See accompanying notes

                              THERAPY LASERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS

                                THREE MONTHS ENDED                SIX MONTHS ENDED
                                    MARCH 31,                          JUNE 30,
                            ---------------------------     ---------------------------
                                2000           1999            2000            1999
                            (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
                            -----------     -----------     -----------     -----------
Revenues ...............      1,632,337     $ 1,346,876     $ 3,452,129     $ 2,880,134
Cost of Goods Sold .....        938,160         843,514       2,052,871       1,773,632
                            -----------     -----------     -----------     -----------
Gross Profit ...........        694,177         503,361       1,399,258       1,106,503
                            -----------     -----------     -----------     -----------

Expenses:
  Sales and marketing ..         95,996          72,144         198,796         126,149

  Depreciation .........         14,232          11,069          28,105          30,242
  Other general and
    administrative......        540,012         387,860         719,900         858,235
                            -----------     -----------     -----------     -----------
    Total expenses .....        650,240         471,073         946,801       1,014,626
                            -----------     -----------     -----------     -----------
    Income (loss) from
         operations ....         43,937          32,288         452,457          91,877

Other income (expenses):

  Interest .............        (22,291)        (31,150)        (59,737)        (38,962)
  Loss on sale of assets        (20,431)                        (20,431)
                            -----------     -----------     -----------     -----------

    Net earnings .......    $     1,215     $     1,138     $   372,489     $    52,915
                            ===========     ===========     ===========     ===========



Basic earnings per share    $      0.00     $      0.00     $      0.06     $      0.00
                            ===========     ===========     ===========     ===========

Weighted average number
  of shares outstanding       5,816,689       5,776,262       5,860,263       5,803,263
                            ===========     ===========     ===========     ===========

See accompanying notes.

                              THERAPY LASERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                           MARCH 31,                       JUNE 30,
                                  ---------------------------     ---------------------------
                                      2000           1999            2000            1999
                                   UNAUDITED       UNAUDITED       UNAUDITED       UNAUDITED
                                  -----------     -----------     -----------     -----------
Cash flows from operating
  activities:

  Net earnings ...............    $     1,215     $     1,138     $   372,489     $    52,915

Adjustments to reconcile net
  earnings to net cash flows
  from operating activities:
  Loss on sale of equipment ..         14,233          11,069          14,233          30,242
  Depreciation ...............         20,431            --            20,431            --
  (Increase) decrease in
    accounts receivable ......         20,710         434,625        (311,270)        350,003
  (Increase) decrease in
    inventories ..............        (65,398)         95,458        (407,993)         75,927
  Increase (decrease) in
    accounts payable .........         77,534         197,960         172,013         218,636
                                  -----------     -----------     -----------     -----------
    Net cash flows from
      operating activities ...         68,725         740,250        (140,097)        727,723
                                  -----------     -----------     -----------     -----------

Cash flows from investing
  Activities - acquisitions ..           --              --        (1,299,845)           --
                                  -----------     -----------     -----------     -----------

Cash flows from financing
  activities:
    Advance from related party           --              --              --           209,555
    Repayment of note payable         (53,542)       (865,390)        (78,020)     (1,076,090)
    Debt issuance ............           --              --         1,440,000            --
                                  -----------     -----------     -----------     -----------
    Net cash flows from
      financing activities ...        (53,542)       (865,390)      1,361,980         866,535
                                  -----------     -----------     -----------     -----------
    Net increase in cash and
      cash equivalents .......         15,183        (126,278)        (77,962)       (138,812)
Cash and cash equivalents,
  beginning of period ........        218,112         314,586         218,112         314,586
                                  -----------     -----------     -----------     -----------
Cash and cash equivalents, end
  of period ..................    $   233,295     $   188,308     $   140,150     $   175,774
                                  ===========     ===========     ===========     ===========

Supplementary cash flow
  information:
  Cash paid for interest .....    $    22,291     $    31,150     $    59,737     $    38,962

See accompanying notes.

                              THERAPY LASERS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION:
The financial statements include the accounts of Therapy Lasers, Inc. and its subsidiaries. The balance sheet as of June 30, 2000, the statements of operations for the three months ended March 31, 2000 and 1999 and the six months ended June 30, 2000 and 1999, and the statements of cash flows for same periods in 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2000 and for all periods presented except as explained in note 2. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended February 28, 2000 filed with the United States Securities and Exchange Commission (SEC) on or about June 23,2000.

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


On February 27, 1995, the Company changed its name from Medeci Corporation to Therapy Lasers, Inc.

On April 24, 2000, the Board of Directors approved a 1 for 10 reverse split of the Company's common shares. Thereafter, on April 28, 2000, the Company acquired three companies controlled by the Company's principal shareholder, effective April 28, 2000, for stock and notes. The companies acquired and consideration paid were as follows:

         COMPANY                                     CONSIDERATION

(1) Gulf Coast Fan & Light, Inc.           3,500,000 shares of the Company's
                                           common stock, plus three promissory
                                           notes in the amount of:
                                             $1,000,000 payable $12,133 monthly,
                                                        including 8% interest,
                                                        10 years
                                             $  390,000 payable $7,908 monthly,
                                                        including 8% interest,
                                                        5 years
                                             $   50,000 payable $1,567 monthly,
                                                        including 8% interest,
                                                        3 years

(2) Builders Lighting and Hardware, Inc.     1,000,000 shares of the Company's
                                                       common stock.

(3) BuilderSource, Inc.                        200,000 shares of the Company's
                                                        common stock

This transaction was recorded as a "reverse merger" in which the carrying values of the acquired companies carried over as the basis for the investment.

For comparative purposes, the unaudited statements of operations reflect combined activity for these companies as if the acquisitions were effected at the beginning of 1999. Consolidated operations from date of acquisition are as follows:

     Revenues                                   $ 2,301,400
     Costs of Goods Sold                        $ 1,368,600
     Operating expenses                         $   660,000
     Interest expense                           $    39,800

All revenues were derived from subsidiaries sales, as the parent company had no revenue.



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

NOTE 4 - COMPREHENSIVE INCOME:
FASB Statement Number 130, REPORTING COMPREHENSIVE INCOME, became effective for fiscal years beginning after December 15, 1997, and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company had no comprehensive income other than net income during the periods included in the accompanying financial statements.


NOTE 5 - SUBSEQUENT EVENT
On July 31, 2000, the Board of Directors unanimously approved a resolution to change the name of the Company to SpectraSource Corporation.

                              THERAPY LASERS, INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITON AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
As explained in note 2 of the financial statements, the Company had sales for the second quarter subsequent to the acquisitions. Prior to the acquisitions, the Company was essentially dormant. Subsequent to the acquisitions, the Company experienced net earnings of approximately $233,000.

LIQUIDITY AND CAPITAL RESOURCES
The Company had total liabilities approximating $2,900,000 at June 30, 2000. This is primarily attributable to the issuance of notes payable for the acquisition of the subsidiaries. The increase in equity from $(27,652) to $727,325 is also attributable to the acquisitions. The Company expects that cash requirements for development stage operations for the next fiscal year will be provided from the three new subsidiaries. However, there can be no assurance that these activities will, in fact, provide the necessary working capital for operations.



This Form 10-QSB includes or may include certain forward-looking statements that involve risks and uncertainties. This Form 10-QSB contains certain forward-looking statements concerning the Company's financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions. Although the Company believes its expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements in this Form 10-QSB include, among others, the pace of technological change, the Company's ability to manage growth and attract and retain employees, general business and economic conditions in the Company's operating regions, and competitive and other factors, all as more fully described in the Company's Report on Form 10-K for the period ended February 28, 2000 under Management's Discussion and Analysis of Financial Condition and Results of Operations "Assumptions Underlying Certain Forward-Looking Statements and Factors that May Affect Future Results" and elsewhere from time to time in the Company's other SEC reports. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-QSB. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Actual results may vary materially.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K None.

      All other items in Part II are either not applicable to the

      Company during the current quarter, the answer is negative, or a response has been previously reported and an additional report of the information is not required, pursuant to the instructions to Part II.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of September, 2000.

                                    Therapy Lasers, Inc.




By: /s/ CHARLES SHEFFIELD           Date: September 20, 2000
    ---------------------
        Charles Sheffield,
        Chairman of the Board,
        President, Chief
        Executive Officer