Form 10KSB
period 2000-09-30
THERAPY LASERS INC
filed 2001-01-25
CIK 830318

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15 (d) of
                      The Securities Exchange Act of 1934

                  For the Fiscal Year Ended September 30, 2000

                         Commission File Number -018515

                            SPECTRASOURCE CORPORATION
             (Exact Name of Registrant as specified in its charter)

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

                              THERAPY LASERS, INC.
--------------------------------------------------------------------------------
                 (Former name and address of Company, if changed
                           from last annual report.)

                                ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
                         ($0.001) Par Value Common Stock

Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Company was required to file such reports); Yes ( ) No (X)

and (2) has been subject to such filing requirements for the past ninety (90) days; Yes (X) No ( )

The issuer's revenues for the nine months ended September 30, 2000, were $5,351,657.

As of September 30, 2000, there were 6,015,850 shares of ($0.001) par value Common Stock (the Company's only class of voting stock) outstanding. The aggregate market value of the common shares of the Company on September 30, 2000, (based upon the mean of the closing bid and asked price) held by non-affiliates of the Company, was approximately $720,597.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement relating to the Registrant's Special Meeting of the Shareholders held on July 31, 2000, are incorporated by reference into Part I of this Form 10-K where indicated.

Portions of the Registrant's Form 8-K filed November 24, 2000, relating to the Registrant's Change in Certifying Accountant are incorporated by reference into
Part II of this Form 10-K where indicated.

                        ==============================

                                   FORM 10-KSB

                            SPECTRASOURCE CORPORATION

                                TABLE OF CONTENTS

PART I
      Item  1.    Description of Business
      Item  2.    Description of Property
      Item  3.    Legal Proceedings
      Item  4.    Submission of Matters to a Vote of Security Holders

PART II
      Item  5.    Market for Common Equity and Related
                  Stockholder Matters
      Item  6.    Management's Discussion and Analysis of
                  Plan of Operations
      Item  7.    Financial Statements
      Item  8.    Changes in and Disagreements with Accountants
                  On Accounting and Financial Disclosure

PART III
      Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
      Item  10.   Executive Compensation
      Item  11.   Security Ownership of Certain Beneficial
                  Owners and Management
      Item  12.   Certain Relationships and Related Transactions
      Item  13.   Exhibits and Reports on Form 8-K

SIGNATURES

                        ==============================

PART I

ITEM 1.     BUSINESS

BUSINESS DEVELOPMENT

SpectraSource Corporation, formerly Therapy Lasers, Inc. (the Company), was organized under the laws of the State of Nevada on September 21, 1987. Originally, the Company had pursued the research and development of a noninvasive therapeutic laser. Due to the high cost of the studies required and uncertainty of FDA approval of the laser and lack of company resources to continue, the laser was abandoned in 1996 and the Company eventually became inactive by 1998.

Effective April 28, 2000, Charles Sheffield acquired control of the Company pursuant to the acquisition by the Company of all of the stock of three corporations that are engaged in the hardware, ceiling fan and lighting and electrical component industry: Gulf Coast Fan & Light, Inc. (Gulf Coast); Builder Source, Inc. (Builder Source); and Builders Lighting and Hardware, Inc (Builders Lighting), collectively referred to as the 'Acquired Subsidiaries'. As a result of the acquisition, Charles Sheffield became the principal shareholder, hereinafter referred to as the 'Principal Shareholder'.

Pursuant to the acquisition of Gulf Coast, the Principal Shareholder received as consideration for his interests in Gulf Coast a total amount of 3,255,000 shares of Company common stock. Pursuant to the acquisition of Builder Source, the Principal Shareholder received as consideration for his interests in Builder Source a total amount of 166,000 shares of Company common stock, and pursuant to the acquisition of Builders Lighting, the Principal Shareholder received a total amount of 880,000 shares of Company common stock. Consequently, in addition to shares held by an affiliate controlled by the Principal Shareholder, the Principle Shareholder directly and indirectly owned 81 % of the stock of the Company at April 28, 2000.

Upon finalization of the transactions, the Board of Directors elected Mr. Charles Sheffield as the President and CEO of the Company.

The acquisition of Gulf Coast Fan & Light, Inc. was accomplished by the issuance of an aggregate of 3,500,000 shares of the Company's common stock, a $1,000,000 10-year promissory note, a $390,000 5-year promissory note, and a $50,000 3-year promissory note. In exchange for 100% of the common stock of Gulf Coast, the following individuals received common stock in the Company: Charles Sheffield, James R. Sheffield, Jr., Louise Mautz, and William Scheel. The acquisition of Builder Source, Inc. was accomplished by the issuance of an aggregate of 200,000 shares of the Company's Common Stock. The owners of Builder Source, Inc. who received stock in the Company were Charles Sheffield, James R. Sheffield, Jr., Louise Mautz, William Scheel, Scott Meador and Bob Meador. The acquisition of Builders Lighting and Hardware, Inc. was accomplished by the issuance of an aggregate of 1,000,000 shares of the Company's common stock. The owners of Builders Lighting and Hardware, Inc. who received stock in the Company were Charles Sheffield, James R. Sheffield, Jr., Louise Mautz, William Scheel, David Bero, Carolyn Sheffield, Jeremy Sheffield, Jason Sheffield, and Joshua Sheffield.

The Acquired Subsidiaries have been operating, for the past three years, in the sales and installation of lighting, ceiling fans and hardware to the commercial and residential building market. Principal customers are homebuilders, multi-family and commercial developers, commercial contractors, supply houses and the general public. Cumulative profits for the Acquired Subsidiaries have been strong in relation to total sales.

In mid 2000, the Company's subsidiary, Connect Source Communications, Inc., (Connect Source) formerly Lasercare, Inc., opened a fiber optics division to sell and install fiber optics and structured cabling products to existing and new customers in the commercial building industry.

DESCRIPTION OF THE COMPANY'S BUSINESS

Through its four subsidiaries, the Company provides products and services to the telecommunications market, commercial business applications, building owners, residential and commercial builders and developers, and the general consumer market. These products and services include fiber optics, structured cabling, electrical components, lighting, ceiling fans, and hardware.

The Company's subsidiaries are as follows:

CONNECT SOURCE COMMUNICATIONS, INC.
Fiber Optic Risers
Fiber Optic Backbone
Local Area Networks
Structured Cabling

BUILDERS SOURCE
Electrical Components
Lighting
Fans

BUILDERS LIGHTING & HARDWARE, INC.
Electrical Components
Interface Panels
Lighting
Hardware

GULF COAST FAN & LIGHT, INC.
Ceiling Fans Design and Import
Ceiling Fan Distribution
Ceiling Fan Installation

DESCRIPTION OF TECHNOLOGY

In 2000, the Company's subsidiary Connect Source began operations in the fiber optics industry. Connect Source sells and installs fiber optics and structured cabling products to existing and new customers in the commercial building industry.

Gulf Coast designs and distributes the Old Jacksonville Ceiling Fans under a licensing agreement with U.S. Ceiling Fan Corp., a company controlled by the Company's Principal Shareholder. Builders Source and Builders Lighting distribute and wholesale lighting, hardware, and electrical components to the residential and commercial building industry. The products of the two subsidiaries are branded and commodity items, many of which are available though competing companies.

FEDERAL REGULATION

Substantially all of the products marketed by the Company meet Underwriters Laboratory ("UL") standards, as required by Federal regulations. There are no other significant regulations that affect the business.

MARKETING

Effective April 28, 2000, and as indicated under "Business Development" above, the Company acquired three companies involved in the wholesale and retail distribution of residential and commercial building fixtures. Through its subsidiaries, the Company markets its products through direct sales, retail stores, telephone sales, and other marketing techniques.

RETURNS AND WARRANTIES

The Company offers a limited lifetime warranty on its products under the licensed name Old Jacksonville and a one-year warranty on all installation work. It passes through whatever warranty is in existence from the manufacturer. The Company also allows credit on items from which it receives credit from the manufacturers. No significant losses have been experienced.

EMPLOYEES

At fiscal year end, the Company and its subsidiaries had approximately 50 full time employees.

Charles Sheffield, President and Director, receives a salary of $60,000 per year.

CUSTOMERS

The Company's principal customers are homebuilders, multi-family and commercial developers, commercial contractors, supply houses and the general public. The Company distributes to the majority of the largest homebuilders in Texas.

COMPETITION

There is substantial competition in the wholesale electrical components and hardware, many of which competitors have more resources than the Company. The industry is a highly competitive one; and success depends on developing a broad customer base, having a broad line of goods at attractive prices, and providing prompt delivery and service. There is no assurance the Company will be successful in competing with its competitors. However, the Company expects to compete strongly with competitors through utilization of its special arrangements with manufacturers and its extensive customer base.

OTHER PRODUCTS/SERVICES

As indicated in 'Description of Technology', the Company started operations in the fiber optics and structured cabling industry and sells to existing and new customers in the commercial building industry.

ITEM 2.     PROPERTIES

As of September 30, 2000, the Company and its subsidiaries lease four locations in Houston, Dallas and San Antonio with a total of approximately 33,000 square feet in office and warehouse space. The Company leases two lease spaces at one of its locations in Houston from its Principal Shareholder, Charles Sheffield, on a monthly basis for $4,750 per month. Management believes that the properties above are adequately insured.

ITEM 3.     LEGAL PROCEEDINGS

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Reference is made to the information regarding matters submitted to a vote of shareholders in the Company's Proxy Statements relating to the Company's Special Meeting of the Shareholders held on July 31, 2000, which information is incorporated herein by reference.

On July 31, 2000, the following matters were voted upon at a Special Meeting of the Shareholders with 4,849,141 shares present and voting in person and 240,946 shares represented by proxy:

  The Company voted unanimously to change its name from Therapy Lasers, Inc, to SpectraSource Corporation.

  The Company approved the increase of the Board of Directors from three persons to five, with staggered terms with 4,812,380 shares voting for and 36,761 opposed.

  The directors elected were Catherine Cullen to serve until the next Annual Shareholder Meeting; Leon D. Hogg and Mark A. Chapman to serve for two year terms; and Charles Sheffield and Michael Newman to three year terms with 4,812,380 shares voting for and 36,761 opposed.

  The Company adopted the Stock Incentive Plan outlined in the above-mentioned Proxy Statement with 4,849,117 shares voting for, 22 voting against and 2 abstaining.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

The table below sets forth the high and low bid price of common stock through September 30, 2000, as reported by the PinkSheets (formerly National Quotation Bureau). Such over-the-counter market quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 1999              High       Low
  1st Quarter                                     0.035      0.035
  2nd Quarter                                     0.035      0.035
  3rd Quarter                                     0.035      0.035
  4th Quarter                                     0.035      0.035125

Fiscal Year Ending September 30, 2000             High       Low
  2nd Quarter                                     0.10       0.03125
  3rd Quarter (Before 1 for 10 reverse split)     0.10       0.10
  3rd Quarter (After 1 for 10 reverse split)      0.25       0.125
  4th Quarter                                     0.375      0.25

As of September 30, 2000, the Company had approximately 510 shareholders of record. The Company has never paid any cash dividends and has no plans to pay any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All historical financial information has been restated to reflect the acquisitions that were accounted for as a reorganization of entities under common control. (see Note 1 to the Combined Financial Statements)

Gross sales increased approximately 17% in 2000 over 1999. In the nine months ended September 30, 2000, sales were $5,351,657 as compared to $6,096,949 for the entire year of 1999. This rate of growth is expected to increase substantially as the Company consolidates its divisions and utilizes its widespread customer base to cross-market its product lines. The Company's subsidiary, Connect Source, is expected to contribute substantial revenues in the future. This division is aggressively pursuing the commercial fiber optics and structured cabling market. In 2001, Connect Source is also expected to begin marketing to the Company's existing residential customer base.

During 1999 and the nine months ended September 30, 2000, prior to the waiver of the licensing fee as per the original agreement with the affiliate controlled by the Principal Shareholder, the subsidiaries made licensing payments in excess of $300,000 and $170,000, respectively, to the affiliate. As a result, 1999 and September 30, 2000 income before tax were to $134,872 and $145,532, respectively.

The Company incurred $146,708 in legal and accounting costs during 2000 in connection with the acquisition. After taking the above extra normal cost into consideration, the Company produced net income of $92,616 for the nine months ending on September 30, 2000. The absence of this cost in the future is expected to substantially increase profitability.

The subsidiaries acquired on April 28, 2000, have, in total, had 15 years of profitability with positive cash flows creating not only the ability to pay substantial bonuses to the shareholders, but also to finance the new operations of other subsidiaries. This is reflected in the earnings generated from several lines of products that the Company has been able to develop with aggressive profit margins by sustaining minimal costs and high efficiency in both purchasing and delivery and installation of the various product lines. The Company expects, with the exception of growth activities, that the cash requirements for operations for the next fiscal year will be provided from its subsidiaries. There is no assurance, however, that these activities will sustain their respective levels of cash flow over a long-term period.

Through expansion as well as acquisitions, the Company plans to open several new locations over the next three years and begin the process of acquiring market shares in new territories. A number of the customers of the Company are among the largest builders in the Texas market as well as nationally. The Company plans to utilize this base, coupled with the cross marketing of its product lines and the Fiber Optics Division to optimize this expansion.

It is management's intention to utilize this increased cash flow, with funds expected to be raised from outside investors, to continue to grow the Company's high tech division as well as the existing mainstay product lines.

Investment in capital expenditures is low since the delivery and installation of products is due substantially to labor cost and not fixed assets. Other than new markets the Company has entered and is expected to enter in the future, no additional material fixed assets should be required.

Liquidity is expected to increase substantially as the funded start-ups are capitalized and should only require short-term cash flows as market share is gained. Since substantial shareholder/owner compensation and bonuses paid in the past is no longer a factor, the net earnings are expected to increase. Thereby, improving liquidity in the next year.

Long term liquidity should be further enhanced as the cash requirements for acquiring the subsidiaries is extinguished through lower professional fees due to acquisition and the retirement in the next 5 to 10 years of the acquisition debt.

Safe Harbor Statement Under Private Securities Litigation Reform Act of 1995:
The above statements in regard to SpectraSource Corporation and its affiliates and subsidiaries which are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including SpectraSource Corporation's beliefs, expectations, hopes or intentions regarding the future. All forward-looking statements are made as of the date hereof and are based on information available to the parties as of such date. It is important to note that actual outcome and the actual results could differ materially from those in such forward-looking statements. Factors that could cause actual results to differ materially include risks and uncertainties such as technological, legislative, corporate and marketplace changes.

ITEM 7.     FINANCIAL STATEMENTS

The information required by this item is included in a separate section of this Annual Report beginning after Part IV.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

The Company hereby incorporates by reference, its Form 8-K filed November 24, 2000, relating to the Company's Change in Certifying Accountant.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

Reference is made to the information regarding Directors appearing under the caption 'Election of Directors' in the Company's Proxy Statement related to the Company's Special Meeting of the Shareholders held on July 31, 2000, which information is incorporated herein by reference.

BUSINESS EXPERIENCE


           NAME              AGE                     POSITION
           ----              ---                     --------
Charles E. Sheffield         47   Chief Executive Officer. Mr. Sheffield is a
                                  graduate of the University of Houston with a BBA in Finance. In 1973 he founded Sheffield
                                  Construction Co., Inc., which became U. S.
                                  Design & Construction Corp. when he took this company national in the early and mid-80's. In the 20 years he headed this company, Mr.
                                  Sheffield took it from a small local firm to a leading national contractor. During this period, Mr. Sheffield also founded Gulf Coast
                                  Fan & Light, Inc. (1984), a major supplier of ceiling fans and electrical components. This base was expanded into a group of companies that provide a host of electrical, hardware, fiber optics, and structured cabling products to the residential and commercial markets.

Pieter de Buck               60   Mr. de Buck was educated at Rotterdam
                                  University, the National Institute of
                                  Accountancy, Pitman University London, and
                                  Institute "De Baak" Noordwijk in The
                                  Netherlands where he obtained degrees in Economics, Accounting, and Management. In the forty years he spent with the Dutch Royal
                                  Vanommeren Group, Mr. de Buck's duties
                                  included Financial Administrator, Director of the Commercial Operating Department, Secretary of Corporate Ship Management, Managing
                                  Director of the Indonesian Corporate Marine
                                  Division, and Director responsible for all U.S. activities of ocean shipping, distribution, tank-storage, and dry-storage terminals.

Steven Seifert               36   Vice President of Production. Mr. Seifert
                                  graduated from Stephen F. Austin University with a BBA in Marketing and Management. Prior to joining the Company in 1995, Mr. Seifert held positions in sales and marketing and retail management for Eckerd Drugs. His main duties during this period were to take over problem stores and turn them into profitable ones. Since joining the Company, he has directed several divisions and has been president of the Gulf Coast Fan & Light subsidiary since 1997. He has been instrumental in the consolidation of various divisions and production systems.

Bruce Reeves                 40   Operations Manager of Connect Source
                                  Communications. Mr. Reeves has spent most of his career in the field of fiber optics. His positions have included project manager, operations manager, and regional manager. He has been responsible for engineering and bidding, training and procurement, acquiring all equipment and manpower necessary to provide outside and inside plant fiber optic cable, splicing, certification and documentation, underground fiber optic backbone LAN, and process control cables. He has been responsible for the development of fiber optics installation departments as well as opening, maintaining, and project implementation of branch offices throughout his region.

David Bero                   42   Vice President of Products. Mr. Bero is
                                  President and CEO of the SpectraSource
                                  subsidiary, Builders Lighting & Hardware, Inc.
                                  He was educated at the University of New
                                  Mexico in Business Management. Prior to his joining the Company, he spent 7 years as District Manager of Swiss Colony Stores and owned and operated the Light House, Inc., a lighting company that he founded in 1986 and continued to operate until joining BL&H in 1997. In the 3 years BL&H has been under his direction, it has grown almost tenfold with commensurate profits.

Beruk Zewdie                 43   Vice President and Controller. Mr. Zewdie
                                  holds a degree in business and accounting from the University of Houston. Prior to his joining the Company in 1987, he held various positions in accounting and operations.

Leon D. Hogg                 80   Vice President of Public Relations and
                                  Director. Mr. Hogg has been a Director and Officer of the Company since February 27,
                                  1995. Mr. Hogg is a retired, commercial banker who served as President of Therapy Lasers, Inc. from 1995 to April, 2000. He holds a bachelor's degree in business from the University of North Texas. When operating his mortgage-banking firm, Lee Hogg & Co. Inc.,
                                  Mr. Hogg arranged financing for apartment buildings, office buildings and undeveloped property for many projects in the Houston area.

Michael Newman               55   Director. Mr. Newman graduated from Clemson
                                  University with a degree in mathematics. He served as a management consultant with Deloite and Touche in Washington, D.C. before buying an oil and gas trucking firm in Mississippi, which he expanded and sold to a public exploration company and continued to serve as President until l991. He returned to Texas where he purchased and operated several Texas and California franchises of the New Horizons
                                  Computer Learning Centers. He subsequently sold the built-up business back to the franchisor and continued to serve as President. He recently purchased a Florida
                                  Region Franchise of New Horizons Computer
                                  Learning Centers.

Catherine Cullen             77   Director. Ms. Cullen has been active in civic
                                  affairs in Houston for many years.

Mark A. Chapman              57   Director. Mr. Chapman graduated from Kansas
                                  State University in 1965 with a major in Political Science-History. Mr. Chapman also graduated from the University of Texas Law
                                  School. He is a member of the State Bar of Texas (inactive). Mr. Chapman serves as
                                  President of Broughton Petroleum, Inc., a company he founded in the early 1980's.

COMPLIANCE WITH SECTION 16 (A) OF THE SECURITIES EXCHANGE ACT

Section 16 (a) of the Securities Exchange Act of 1934 as amended, (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by the Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16 (a) forms they file.

Management believes that during the period from March 1, 2000 to September 30, 2000, all Section 16 (a) filing requirements applicable to its current officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 10.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

No executive of the Company was paid more than $60,000 during the fiscal year ended September 30, 2000. Charles Sheffield, President, was paid $25,000 for the fiscal year ended September 30, 2000.

OPTION AND LONG-TERM COMPENSATION TABLES

On July 31, 2000, the Company adopted an incentive stock option plan. On September 12, 2000, under this incentive stock option plan, 32,245 shares were awarded to 49 employees according to the following schedule:



           Name                      Position                             Shares

Charles Sheffield           President, Chief Executive  Officer,
                            Director                                           0
Leon Hogg                   Chairman of the Board, Director                    0
Pieter de Buck              Director                                       5,000
Steven Siefert              Vice President, Director                       2,000
David Bero                  Executive Vice President                       3,000
Beruk Zewdie                Vice President, Principal Financial
                            and Accounting Officer                         1,500
All Other Employees                                                       20,745
                                                                          ------
     Total                  Vice President                                32,245
                                                                          ------

In relation to the grant of bonus stock above, the Company recognized $12,091 in employee compensation expense.

PENSION PLANS AND OTHER BENEFIT OR ACTUARIAL PLANS

The Company has a 401k plan in which employees contribute a portion of their salaries. The Company then has the option to match a portion of the employee contribution. In the past, the Company has typically matched, within certain restrictions, 25% of the employee contribution.

The Company has a medical insurance plan in which it pays 75% of covered employees' cost of insurance coverage for the covered individual.

EMPLOYMENT CONTRACTS AND TERMINATION AGREEMENTS

The Company has no employment contracts or termination agreements with any officer, director or key employee.

DIRECTOR COMPENSATION

The Company has no standard arrangement by which its directors are compensated. However, it is anticipated that the directors will receive options under the Stock Incentive Plan adopted July 31, 2000.

COMPENSATION COMMITTEE REPORT

The Company's Compensation Committee consists of Catherine Cullen and Leon D. Hogg. There were no items to report.

STOCK PERFORMANCE CHART

A graph comparing the Company's commutative total return to stockholders in terms of stock price appreciation plus dividends during the previous five years to a broad market index, such as the S&P 500, has not been presented due to the Company's inactivity in recent years and the resulting lack of any significant stock price appreciation or dividends.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

The following table sets forth the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock as of September 30, 2000. Unless otherwise indicated, each person has beneficial voting and investment power with respect to the shares owned.

    Name and Address of                Number of Shares      Percentage of Total
     Beneficial Owner

Charles Sheffield
10450 Westoffice
Houston, Texas 77042                     4,739,876 (A)                     78.8%

(A) Includes shares owned directly and shares owned indirectly by related entities, as follows:

    Name and Address of                  Number of Shares    Percentage of Total
     Beneficial Owner

Charles Sheffield                            4,725,499                     78.6%
U.S. Design & Construction, Inc.                14,377                       .2%
  Total                                      ---------                 ---------
                                             4,739,876                     78.8%
  Total                                      =========                 =========

The following table sets forth as of September 30, 2000, the common stock ownership of all officers and directors of the Company:


    Name and Address of                  Number of Shares    Percentage of Total
     Beneficial Owner

Catherine Cullen
4529 Tonawande
Houston, Texas 77035                            46,000                       .8%

Leon D. Hogg
6701 Sands Point, Suite 15
Houston, Texas 77074                           100,400                      1.7%

Mark A. Chapman
1884 Bostik
Cat Spring, Texas 78933                        193,030                      3.2%

Charles Sheffield
10450 Westoffice
Houston, Texas 77042                         4,739,876                     78.8%

All Officers Not Listed Above                   21,500                      0.3%
                                             ---------                 ---------
All Officers and  Directors                  5,100,806                     84.8%
as a Group                                   =========                 =========

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective April 28, 2000, Charles Sheffield acquired control of the Company pursuant to the acquisition as described in Item 1 above.

Pursuant to the acquisition of Gulf Coast Fan & Light, Inc., Mr. Sheffield received as consideration for his interests in Gulf Coast Fan & Light, Inc. a total amount of 3,255,000 shares of Company common stock; pursuant to the acquisition of Builder Source, Inc., Mr. Sheffield received as consideration for his interests in Builder Source, Inc. a total amount of 166,000 shares of Company common stock; pursuant to the acquisition of Builders Lighting and Hardware, Inc., Mr. Sheffield received a total amount of 880,000 shares of Company common stock. Upon consummation of these transactions, Mr. Sheffield, directly and indirectly through his control of a corporation that also owns stock in the Company, owned 4,739,876, which represented approximately 81% of the outstanding common stock of the Company as of April 28, 2000, the date of such transactions. Upon consummation of these transactions, the Board of Directors elected Mr. Charles Sheffield as the President and CEO of the Company.

The acquisition of Gulf Coast Fan & Light, Inc. was accomplished by the issuance of an aggregate of 3,500,000 shares of the Company's common stock, a $1,000,000 10-year promissory note, a $390,000 5-year promissory note, and a $50,000 3-year promissory note. The owners of Gulf Coast Fan & Light, Inc.

who received stock in the Company were Charles Sheffield, James R. Sheffield, Jr., Louise Mautz, and William Scheel. The acquisition of Builder Source, Inc. was accomplished by the issuance of an aggregate of 200,000 shares of the Company's Common Stock. The owners of Builder Source, Inc. who received stock in the Company were Charles Sheffield, James R. Sheffield, Jr., Louise Mautz, William Scheel, Scott Meador and Bob Meador. The acquisition of Builders Lighting and Hardware, Inc. was accomplished by the issuance of an aggregate of 1,000,000 shares of the Company's Common Stock. The owners of Builders Lighting and Hardware, Inc. who received stock in the Company were Charles Sheffield, James R. Sheffield, Jr., Louise Mautz, William Scheel, Carolyn Sheffield, Jeremy Sheffield, Jason Sheffield, and Joshua Sheffield.

An affiliated company, controlled by the Principal Shareholder, competes directly with the Company in ceiling fan sales.

PART IV

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS:

      LISTING OF SUBSIDIARIES OF REGISTRANT:


                      Name
                                                     Percentage Owned
        Connect Source Communications, Inc.
        (Formerly LaserCare, Inc.)
        (Acquired March 12, 1996)                         100.00%

        Gulf Coast Fan & Light, Inc.
        (Acquired April 28, 2000)                         100.00%

        Builder Source, Inc.
        (Acquired April 28, 2000)                         100.00%

        Builders' Lighting and Hardware, Inc.
        (Acquired April 28, 2000)                         100.00%

(B)   REPORTS FILED ON FORM 8-K:

      On November 24, 2000, the Company filed a Form 8-K announcing the change in the Company's certifying accountant and to report the change in fiscal year end from February 28 to September 30.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of January, 2001.

SPECTRASOURCE CORPORATION

By:  /s/ CHARLES E. SHEFFIELD
         Charles E. Sheffield, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-KSB has been signed below by the following persons, in the capacities and on the dates indicated.

            NAME                       TITLE                        DATE
         ---------                   ---------                    ---------



/s/ CHARLES E. SHEFFIELD            President,                  January 24, 2001
    Charles E. Sheffield      Chief-Executive Officer,
                                     Director

/s/ BERUK ZEWDIE                  Vice-President                January 24, 2001
    Beruk Zewdie               Principal Financial
                              and Accounting Officer

/s/ LEON D. HOGG               Chairman-of the Board            January 24, 2001
    Leon D. Hogg                   and Director


/s/ CATHERINE CULLEN                 Director                   January 24, 2001
    Catherine Cullen

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANT WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT:

NOT APPLICABLE.

                  SPECTRASOURCE CORPORATION AND SUBSIDIARIES
                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                       REQUIRED BY ITEMS 8 AND ITEM 13

                                      INDEX


A.    FINANCIAL STATEMENTS

      Report of independent certified public accountants

      Combined Balance sheet - September 30, 2000, and December 31, 1999

      Combined Statements of Income for the nine months ended September 30, 2000 and the year ended December 31, 1999

      Combined Statements of Shareholders' Equity for the nine months ended September 30, 2000, and the year December 31, 1999

      Combined Statements of Cash Flows for the nine months ended September 30, 2000, and the year ended December 31, 1999

      Notes to Combined Financial Statements


B.    FINANCIAL STATEMENT SCHEDULES

Schedules are omitted because of the absence of the conditions under which they are required, or because the information required by such omitted schedule is contained in the financial statements or the notes thereto.

S.L. LEE
Certified Public Accountant
7457 Harwin, Suite 223 Houston, Texas 77036
(713) 780-4015 Fax (713) 780-9142




                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of SpectraSource Corporation and its Subsidiaries

We have audited the accompanying combined balance sheets of SpectraSource Corporation and its subsidiaries as of September 30, 2000, and December 31, 1999; and the related combined statements of income, stockholders' equity, and of cash flows for the nine months and year then ended, respectively. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

Except as explained in the following paragraph, we conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We did not observe the taking of the physical inventory as of December 31, 1998 as that date was prior to our appointment as independent accountants for the company and, we were unable to satisfy ourselves regarding inventory quantities at that date by means of other auditing procedures. Inventory amounts as of December 31, 1998, enter into the determination of net income and cash flows for the nine months and year ended September 30, 2000, and December 31, 1999, respectively.

Because on the matter discussed in the preceding paragraph, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the accompanying combined statements of income, stockholders' equity and of cash flows for the nine months and the year ended September 30, 2000, and December 31, 1999, respectively.

In our opinion, the combined balance sheets audited by us present fairly, in all material respects, the financial position of SpectraSource Corporation and its subsidiaries at September 30, 2000, and December 31, 1999 in conformity with generally accepted accounting principles.


/s/ S. L. LEE
    S.L. Lee

Houston, Texas

January 24, 2001

                            SPECTRASOURCE CORPORATION
                             COMBINED BALANCE SHEET

                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                          2000             1999
                                                                      -------------    -------------
ASSETS
   Current Assets
      Cash ........................................................   $     219,257    $     218,366

      Accounts Receivable, less allowances of $18,653 and $13,019,
        respectively ..............................................       1,047,047          683,211
      Prepaid Expenses ............................................          64,997           20,862
      Inventory ...................................................         918,052          746,726
                                                                      -------------    -------------
   Total Current Assets ...........................................       2,249,353        1,669,165

   Fixed Assets, net of accumulated depreciation of $256,851
     and $209,060 .................................................         229,465          211,902
   Deferred Tax Asset .............................................         511,897          564,813
   Other Assets and Investments ...................................          48,335           30,616
                                                                      -------------    -------------
Total Assets ......................................................   $   3,039,050    $   2,476,496
                                                                      =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
      Accounts payable and accrued expenses .......................   $     811,720    $     552,650
      Short Term Debt .............................................         700,155          619,307
      Current Maturities of Long Term Debt ........................         177,027           34,334
      Due To Affiliates ...........................................         150,819          107,425
                                                                      -------------    -------------
   Total Current Liabilities ......................................       1,839,721        1,313,716

   Long Term Debt
      Notes Payable, Banks ........................................          43,109           25,140
      Notes Payable, Shareholder ..................................       1,236,947        1,440,000
                                                                      -------------    -------------
   Total Long Term debt ...........................................       1,280,056        1,465,140

   Stockholders' Equity (Deficit)

      Common stock, $.001 par value, 100,000,000 shares authorized,
      5,776,263 and 6,015,850 shares issued and outstanding at
      December 31, 1999 and September 30, 2000, respectively ......          16,188           16,003
      Capital in excess of par value ..............................       3,339,043        3,210,211
      Accumulated Deficit .........................................      (3,435,958)      (3,528,574)
                                                                      -------------    -------------
   Total Stockholders' Equity .....................................         (80,727)        (302,360)
                                                                      -------------    -------------
Total Liabilities and Stockholders' Equity ........................   $   3,039,050    $   2,476,496
                                                                      =============    =============

        The Accompanying Notes are an integral part of these statements.

                            SPECTRASOURCE CORPORATION
                      COMBINED STATEMENT OF INCOME FOR THE

                                                      NINE MONTHS ENDED       YEAR ENDED
                                                     SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                                     ------------------   ------------------
Sales ............................................   $        5,351,657   $        6,096,949
Cost of Sales ....................................            3,027,662            3,307,587
                                                     ------------------   ------------------
Gross Profit .....................................            2,323,995            2,789,362

Costs of Products Sold
   Selling and administrative expenses ...........               76,413               83,327
   Depreciation ..................................               53,724               66,603
   Other costs and operating expenses ............            2,053,051            2,535,717
                                                     ------------------   ------------------
Total Costs of Products Sold .....................            2,183,188            2,685,647
                                                     ------------------   ------------------
Income from operations ...........................              140,807              103,715

Other Income:
   Interest Income ...............................                3,799                7,122
   Miscellaneous Other Income (Expense) ..........                  926               24,035
                                                     ------------------   ------------------
Total Other Income ...............................                4,725               31,157
                                                     ------------------   ------------------
Income before income taxes .......................              145,532              134,872

Provision for income taxes (Note 8) ..............               52,916               49,347
                                                     ------------------   ------------------
Net Income or (Loss) .............................   $           92,616   $           85,525
                                                     ==================   ==================
Basis earnings per common share ..................   $             0.02   $             0.01

Weighted average number of common shares .........            5,898,780            5,807,923

        The Accompanying Notes are an integral part of these statements.

                            SPECTRASOURCE CORPORATION
                         COMBINED STATEMENT OF CASH FLOW

                                                                               NINE MONTHS ENDED        YEAR ENDED
                                                                              SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                                                              ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income From Operation .................................................   $           92,616    $           85,525
Adjustments to reconcile net income:
   Depreciation ...........................................................               53,724                66,063
   Bad Debt Expense .......................................................                5,582                 3,479
   Deferred Taxes .........................................................               52,916                49,346
   Net Reduction in Operating Expenses from Forgiveness of Liabilities
     by Related Parties (Note 9) ..........................................              (60,550)             (202,648)
   Increase in Accounts Receivable ........................................             (369,418)             (147,882)
   Increases in Inventory .................................................             (171,326)              (46,559)
   Increase (Decrease) in Prepaid Expenses ................................              (44,135)               25,200
   Increase (Decrease) in Accounts Payable ................................              259,070               (19,442)
   Increase in Due to Related Parties .....................................              103,944                95,851
   Decrease in Due from Affiliates ........................................                 --                  11,818
                                                                              ------------------    ------------------
Net cash used in operating activities .....................................              (77,577)              (79,249)
                                                                              ------------------    ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Payments for purchase of equipment .....................................              (71,285)              (97,796)
   Increase in Long Term Deposits .........................................              (17,721)               (1,086)
                                                                              ------------------    ------------------
Net cash used in investing activities .....................................              (89,006)              (98,882)
                                                                              ------------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock ...............................................              129,017                55,467
   Proceeds from (Payment of) short term debt .............................               80,848                (4,311)
   Principal payments of long term debt ...................................              (34,334)                 --
   Withdrawals against lines of credit ....................................               40,455                25,140
   Payments of Notes Payable to Shareholders ..............................              (48,512)                 --
   Proceeds from related party financing ..................................                 --                 113,402
                                                                              ------------------    ------------------
Net cash provided by financing Activities .................................              167,474               189,698
                                                                              ------------------    ------------------
Net Increase in cash and cash equivalents .................................                  891                11,567
Cash and equivalents, beginning of period .................................              218,366               206,799
                                                                              ------------------    ------------------
Cash and equivalents, end of period .......................................   $          219,257    $          218,366
                                                                              ==================    ==================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for Interest .................................................   $           76,799    $           67,907

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Note Payable, Shareholders (Note 3) ....................................   $        1,440,000                  --
   Additional Paid In Capital .............................................           (1,440,000)                 --

        The Accompanying Notes are an integral part of these statements.

                            SPECTRASOURCE CORPORATION
                   COMBINED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                   COMMON STOCK          ADDITIONAL                       TOTAL
                                                             -------------------------    PAID IN      ACCUMULATED    STOCKHOLDERS'
                                                               SHARES        AMOUNT       CAPITAL        DEFICIT         EQUITY
                                                             -----------   -----------   -----------   -----------    -------------
BALANCE, DECEMBER 31, 1998 ................................    5,776,263   $    15,463   $ 3,155,284   $(3,614,099)   $    (443,352)
   Service and expenses contributed .......................                                    1,467                          1,467
   Fractional shares issued in 1 for 10 reverse split .....            2                                                       --
   Issuance of stock for services contributed .............       54,000           540        53,460        54,000
   Net Income .............................................                                                 85,525
                                                             -----------   -----------   -----------   -----------    -------------
BALANCE, DECEMBER 31, 1999 ................................    5,830,265        16,003     3,210,211    (3,528,574)        (302,360)
   Services and expenses contributed ......................                                    1,921                          1,921
   Shares issued under Incentive Stock Option Plan (Note 6)       32,245            32        12,059                         12,091
   Shares issued for sale .................................      153,340           153       114,852                        115,005
   Net Income .............................................                                                 92,616           92,616
                                                             -----------   -----------   -----------   -----------    -------------
   Balance, September 30, 2000 ............................    6,015,850   $    16,188   $ 3,339,043   $(3,435,958)   $     (80,727)
                                                             ===========   ===========   ===========   ===========    =============

        The Accompanying Notes are an integral part of these statements.

                            SPECTRASOURCE CORPORATION
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS


NOTE 1.      ORGANIZATION AND NATURE OF OPERATIONS

SpectraSource Corporation, (the Company) formerly Therapy Lasers, Inc., was incorporated under the laws of the State of Nevada on September 21, 1987 and was pursuing research and development of laser technology. In late 1996, due to the high cost of research and development, lack of Company resources and uncertainty of the Food and Drug Administration ("FDA") approval, the Company substantially discontinued its efforts in the laser field. Also, in late 1996, the Company commenced activities in the wholesale electrical components business, serving as a non-stocking sales representative based in Houston, Texas for an affiliated company.

On February 27, 1995, the Company changed its name from Medeci Corporation to Therapy Lasers, Inc and, subsequently, on July 31, 2000, the Company changed its name from Therapy Lasers, Inc. to SpectraSource Corporation.

On April 28, 2000, the Company ceased to be a development stage enterprise. Prior to that date the Company had been in the development stage since March 1, 1995.

On April 28, 2000, the Company acquired all of the stock of three corporations that are engaged in supplying fixtures to the residential and commercial construction industry: Gulf Coast Fan & Light, Inc. (Gulf Coast); Builder Source, Inc. (Builder Source); and Builders Lighting and Hardware, Inc. (Builders Lighting) (collectively referred to as the "Acquired Companies").

As a result of these acquisitions, the Company's Principal Shareholder received as consideration for his interests in the Acquired Companies a total amount of 4,301,000 shares of the Company's common stock. Upon consummation of these acquisitions, the Principal Shareholder, directly and indirectly through his control of a corporation that owns stock in the Company, owned 4,739,876 shares which represents approximately 81% of the Company's outstanding common stock as of April 28, 2000.

The transaction between the Company and the Acquired Companies has been reflected in the accompanying financial statements as a reorganization of entities under common control whereby the historical basis of assets and liabilities of the Acquired Companies are carried forward as the recorded basis for the Company. The accompanying financial statements reflect the transaction as if the Acquired Companies were acquired at the beginning of 1999.

Prior to consummating these acquisitions, the Company's fiscal year ended on February 28. In recording the reorganization, the Company's prior period financial statements have been restated to a year ended December 31, to conform to the Acquired Companies' fiscal year end.

COMMON STOCK REVERSE SPLIT
These financial statements and notes thereto reflect retroactively the decrease in the number of shares issued of common stock giving effect for a Board of Directors approved 1 for 10 reverse split on April 24, 2000.

NOTE 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       PRINCIPLES OF COMBINATIONS
The combined financial statements include the accounts of the Company and its subsidiaries after elimination of all significant inter-company transactions.

       USE OF ESTIMATES
The preparation of these financial statements requires the use of certain estimates by management in determining the Company's' combined assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

       CASH AND CASH EQUIVALENTS
Cash and cash equivalents consist of highly liquid investments that are readily convertible into cash and have a maturity of three months or less.

       REVENUE RECOGNITION
The Company recognizes revenue at the time of sale. The Company accrues for allowances for doubtful accounts based on its experience.

       INVENTORIES
Inventories are carried at the lower of cost, on a first-in first-out basis, or market.

       PROPERTY AND EQUIPMENT
Property and equipment is stated at cost less accumulated depreciation. Property and equipment is depreciated on an accelerated depreciation method over their estimated useful lives, which in the opinion of management is adequate to allocate the cost of the property and equipment over their estimated useful lives. Expenditures for renewals, replacements, and betterments are capitalized. Maintenance and repairs are charged to operating expenses as incurred. Upon sale or other disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged against or credited to income.

       INCOME TAXES
The Company follows the asset and liability approach to account for income taxes. Under this method, deferred taxes are recognized for temporary differences between the book and tax basis of assets and liabilities. These temporary differences are measured using the applicable enacted tax rates and provisions of the enacted tax laws.

       COMPREHENSIVE INCOME
Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income", became effective for fiscal years beginning after December 15, 1997, and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company had no comprehensive income other than net income during the periods included in the accompanying financial statements.

       EARNINGS PER COMMON SHARE
Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year.

       RECENT ACCOUNTING PRONOUNCEMENTS
 In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133"). SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Management does not expect the pronouncement to have a material effect on the Company's financial statements in the near future.

NOTE 3.      ACQUISITIONS

On April 28, 2000, the Company acquired all the stock of the Acquired Companies as described below:

The acquisition of Gulf Coast was accomplished by the issuance of an aggregate of 3,500,000 shares of the Company's Common Stock and a $1,000,000 10-year promissory note, a $390,000 5-year promissory note and a $50,000 3-year promissory note. Gulf Coast was incorporated in 1984 and designs and distributes the Old Jacksonville Ceiling Fans under a licensing agreement with U.S. Ceiling Fan Corp., a company controlled by the Company's Principal Shareholder.

The acquisition of Builders' Lighting was accomplished by the issuance of an aggregate of 1,000,000 shares of the Company's Common Stock. Builders' Lighting was incorporated in 1997 and distributes and wholesales lighting, hardware, and electrical components to the residential and commercial building industry.

The acquisition of Builder Source was accomplished by the issuance of an aggregate of 200,000 shares of the Company's Common Stock. Builder Source was incorporated in 1996 and distributes and wholesales hardware and electrical components to the residential and commercial building industry.

In connection with the acquisitions, the Company incurred $146,708 in operating expenses directly pertaining to the acquisition. These costs consisted primarily of fees for attorneys, accountants and other related charges.

NOTE 4.      SHORT TERM DEBT

At September 30, 2000, and December 31, 1999, the Company had short-term debt of $700,155 and $619,307, respectively. Short-term debt consists substantially of lines of credit with commercial banks on a revolving basis bearing interest rates ranging between 8% and 12%. These lines of credit expire within twelve months from the date of issuance with options to renew with similar terms. These lines of credit are secured by a blanket U.C.C. security filing on inventory, accounts receivable, furniture and fixed assets, and are personally guaranteed by the Principal Shareholder.

As of September 30, 2000, the Company also has available a $900,000 line of credit with a commercial bank, bearing a variable interest rate not to exceed the daily prime interest rate published in the Wall Street Journal, and adjusted quarterly. This line of credit expires June 15, 2000.

NOTE 5.      LONG TERM DEBT

Long term debt and the amount due within one year at September 30, 2000, and December 31, 1999 consist of the following:

                                                               BALANCE AT              BALANCE AT
                                       INTEREST RATE       SEPTEMBER 30, 2000       DECEMBER 31, 1999
                                  -----------------------  -------------------     --------------------
Notes payable - Banks             Ranges between 8% - 12%          $   65,595               $   59,474
Notes payable - Shareholders                8%                      1,391,488                1,440,000
                                                           -------------------     --------------------
Total long-term debt                                                1,457,083                1,499,474
Less: short-term portion                                              177,027                   34,334
                                                           -------------------     --------------------
Net long-term debt                                                $ 1,280,056              $ 1,465,140
                                                           ===================     ====================

Notes Payable to banks are borrowings from commercial banks to finance vehicle purchases and are secured by the vehicle being purchased.

The principal payments required to be made on long-term debt during the next five years are shown below:

               FISCAL YEAR                        AMOUNT
               -----------                      ----------
                  2001                          $  177,027
                  2002                             184,875
                  2003                             182,526
                  2004                             176,138
                  2005                             150,688

On April 28, 2000, the Company issued $1,440,000 of principal amount of Notes Payable to Shareholders to effect the acquisition of Gulf Coast as described in
Note 2 above. The Notes Payable to Shareholders is collateralized by the common stock of the Acquired companies.

NOTE 6.      INCENTIVE STOCK OPTION PLAN

On July 31, 2000, the Company adopted a Stock Incentive Plan (the Plan). The Company may grant incentive stock options (ISOs), non-qualified stock options
(NSOs), restricted stock options, performance units and bonus stock to officers, directors, consultants, or key-employees. The number of shares of Common Stock authorized for issuance under the Plan is 1,500,000. Options have a maximum life of 10 years and a minimum exercise value of no less than 100% of the fair market value of the stock at the grant date, except that an employee with more than 10% of the combined voting power of all classes of stock, whether directly or indirectly, the option price shall be not be less than 110% of such fair market value on the date of grant. The Option price for each non-qualified stock option shall not be less than 50% of the fair market value on the date the option is granted. ISOs may have a vesting period from immediate to 3 years at the discretion of the Committee charged with issuing the options. Options may terminate if employment is terminated and only the employee, officer, and or director may then exercise the vested portion.

At September 12, 2000, the Company's Board of Directors granted 32,245 share of bonus stock to 49 employees under the Plan. In relation to the grant of bonus stock, the Company recognized $12,091 in employee compensation expense.


NOTE 7.      EMPLOYEE 401(K) PLAN

The Company has an Employee 401(k) Plan for all full-time employees. The plan provides a tax deferred contribution by the Company, at the Company's option, of up to 100% of the current year contributions for each employee with one year of vesting service, to the extent that such contribution does not exceed 10% of the total annual compensation. The Company typically matches 25% of the employee contribution. Total pre-tax contributions per employee are limited each year by the Internal Revenue Service. For the year ended December 31, 1999 and the nine months ended September 30, 2000, the Company incurred $6,717 and $15,342, respectively, of compensation expense related to this plan.

NOTE 8.      FEDERAL INCOME TAX

The provision for federal income taxes consisted of:

                         SEPTEMBER 30, 2000           DECEMBER 31, 1999
                         ------------------           -----------------
Deferred tax provision        $ 52,916                    $ 49,347

The Company's deferred income tax asset at the federal statutory rate of 34% are composed of the following differences between financial and tax reporting:

                                                SEPTEMBER 30, 2000     DECEMBER 31, 1999
                                                ------------------     -----------------
    Allowance for doubtful accounts                      $   2,028             $   1,183
    Net operating loss carryforwards (NOLs)                460,540               512,049
    Capital loss carryforwards                              49,329                49,329
    Other                                                        -                 2,252
                                                         ---------             ---------
Total deferred tax asset                                 $ 511,897             $ 564,813
                                                         =========             =========

Based on historical performance, the Company believes that sufficient future taxable income will be generated to realize the entire deferred tax asset prior to expiration of any NOLs and that the realization of the deferred tax asset is more likely than not and therefore no valuation allowance has been established for deferred tax assets.

As of September 30, 2000, the Company's federal consolidated NOLs for income tax purposes were $1,354,528. If not utilized, the Company's federal consolidated NOLs will begin to expire in fiscal 2003.

NOTE 9.      RELATED PARTY TRANSACTIONS

At December 31, 1999 and September 30, 2000, the balance due to related parties controlled by the Principal Shareholder were $107, 425 and $150,819 respectively. Transactions with these related parties include advancement of funds for inventory, operating expenses and licensing fees.

The Company has approximately two years remaining on a three year licensing agreement with one of the aforementioned related parties for the use of the "Old Jacksonville Ceiling Fan" brand. As of September 30, 2000, this related party has agreed to waive the licensing fee for the remainder of the agreement. Licensing fees paid to this related party were $497,046 and $170,201 for the years ended December 31, 1999 and the nine months ended September 30, 2000, respectively.

In 1999 and 2000, the Company reported $202,648 and $60,550, respectively in forgiveness of liabilities owed these related parties controlled by the Principal Shareholder. This income was reported as a reduction of operating expenses in the income statement due to its nature.

On December 15, 1999, the Company's Principal Shareholder acquired from the Company certain non-profitable investments at the Company's carrying value of $20,992. The Company's December 31, 1999 beginning Retained Earnings include a net loss before tax of $145,086 related to these investments as a write down of these investments had been recorded in 1998.

The Company leases its main offices in Houston from its Principal Shareholder. The offices are occupied on a month-to-month basis and include current monthly lease payments of $4,750. The Company made payments under such lease of $57,000 and $42,750 for the years ended December 31, 1999 and the nine months ended September 30, 2000.

NOTE 10.     FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL
             INSTRUMENTS

The carrying amounts of cash, accounts receivable, accounts payable, notes payable, and accrued expenses approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. At December 31, 1999 and September 30, 2000, the Company had no derivative financial instruments.