Form 10KSB/A
period 2000-09-30
THERAPY LASERS INC
filed 2001-02-06
CIK 830318

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-KSB/A

                                Amendment No. 1

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of February, 2001.

SPECTRASOURCE CORPORATION

By:  /s/ CHARLES E. SHEFFIELD
         Charles E. Sheffield, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-KSB/A has been signed below by the following persons, in the capacities and on the dates indicated.

            NAME                       TITLE                        DATE
         ---------                   ---------                    ---------



/s/ CHARLES E. SHEFFIELD            President,                  February 5, 2001
    Charles E. Sheffield      Chief-Executive Officer,
                                     Director

/s/ BERUK ZEWDIE                  Vice-President                February 5, 2001
    Beruk Zewdie               Principal Financial
                              and Accounting Officer

/s/ LEON D. HOGG               Chairman of the Board            February 5, 2001
    Leon D. Hogg                   and Director


/s/ CATHERINE CULLEN                 Director                   February 5, 2001
    Catherine Cullen

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

S.L. LEE
Certified Public Accountant
7457 Harwin, Suite 223 Houston, Texas 77036
(713) 780-4015 Fax (713) 780-9142




                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of SpectraSource Corporation and its Subsidiaries

We have audited the accompanying combined balance sheets of SpectraSource Corporation and its subsidiaries as of September 30, 2000, and December 31, 1999, and the related combined statements of income, of cash flows and of changes in stockholders' equity for the nine months and year then ended, respectively. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of SpectraSource Corporation and its subsidiaries at September 30, 2000, and December 31, 1999, and the results of their operations and their cash flows for nine months and year then ended, respectively, in conformity with accounting principles generally accepted in the United States.


/s/ S.L. LEE
    S.L. Lee

Houston, Texas

February 5, 2001

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