Form 10QSB
period 2000-12-31
THERAPY LASERS INC
filed 2001-02-20
CIK 830318

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

 Annual Report Pursuant to Section 13 or 15 (d) of The Securities Exchange Act
                                    of 1934

                For the Quarterly Period Ended December 31, 2000

                         Commission File Number 0-18515

                            SPECTRASOURCE CORPORATION

             (Exact Name of Registrant as specified in its charter)


                 NEVADA                                93-0960302
   ---------------------------------          ------------------------------
    (State or other jurisdiction of         (IRS Employer Identification Number)
     incorporation or organization)


                     10450 WESTOFFICE, HOUSTON, TEXAS 77042
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

         Company's telephone number, including area code: (713) 783-0443

Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Company was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days; Yes (X) No ()

As of December 31, 2000, there were 6,015,850 shares of ($0.001) par value Common Stock (the Company's only class of voting stock) outstanding.

                         ==============================

                                   FORM 10-QSB

                            SPECTRASOURCE CORPORATION

                                TABLE OF CONTENTS

PART I      Financial Information

Item  1.    Financial Statements (Unaudited)

            a)    Combined Balance Sheets at December 31, 2000 and September
                  30, 2000

            b) Combined Statements of Income for the three months ended December 31, 2000 and December 31, 1999

            c) Combined Statements of Cash Flows for the three months ended December 31, 2000 and December 31, 1999

            d)    Notes to Combined Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

PART II     Other Information

Item  6.    Exhibits and Reports on form 8-K

SIGNATURES

                        ==============================


PART I      FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

                            SPECTRASOURCE CORPORATION
                             COMBINED BALANCE SHEET





                                                    DECEMBER 31,   SEPTEMBER 30,
                                                        2000           2000
                                                    -----------    -----------
                                                    (UNAUDITED)

ASSETS
  Current Assets
   Cash ..........................................   $   124,396    $   219,257
   Accounts Receivable, less allowances of $21,306
   and $18,653 respectively ......................       490,698      1,047,047
   Prepaid Expenses ..............................       145,200         64,997
   Inventory .....................................       978,303        918,052
                                                     -----------    -----------
  Total Current Assets ...........................     1,738,597      2,249,353

  Fixed Assets, net of accumulated depreciation of
  $273,966 and $256,851 ..........................       360,245        229,465
  Deferred Tax Asset .............................       511,897        511,897
  Other Assets and Investments ...................        17,447         48,335
                                                     -----------    -----------
Total Assets .....................................   $ 2,628,186    $ 3,039,050
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
   Accounts payable and accrued expenses .........   $   245,421    $   811,720
   Short Term Debt ...............................       774,124        700,155
   Current Maturities of Long Term Debt ..........       203,611        177,027
   Due To Affiliates .............................       169,450        150,819
                                                     -----------    -----------
  Total Current Liabilities ......................     1,392,606      1,839,721

  Long Term Debt
   Notes Payable, Banks ..........................       149,460         43,109
   Notes Payable, Shareholders ...................     1,185,981      1,236,947
                                                     -----------    -----------
  Total Long Term debt ...........................     1,335,441      1,280,056

  Stockholders' Equity (Deficit) Common stock, $.001 par value, 100,000,000 shares authorized and 6,015,850 shares issued and outstanding at December 31,
   2000 and September 30, 2000 ...................        16,188         16,188
   Capital in excess of par value ................     3,339,043      3,339,043
   Accumulated Deficit ...........................    (3,455,092)    (3,435,958)
                                                     -----------    -----------
  Total Stockholders' Equity .....................       (99,861)       (80,727)
                                                     -----------    -----------
Total Liabilities and Stockholders' Equity .......   $ 2,628,186    $ 3,039,050
                                                     ===========    ===========

                 See Notes to Combined Financial Statements.

                            SPECTRASOURCE CORPORATION
                          COMBINED STATEMENTS OF INCOME





                                                     THREE MONTHS   THREE MONTHS
                                                       ENDED          ENDED
                                                     DECEMBER 31,   DECEMBER 31,
                                                        2000           1999
                                                      ---------      ---------
                                                     (Unaudited)    (Unaudited)

Sales .........................................     $ 1,686,058      $ 1,584,183
Cost of Sales .................................       1,052,960          995,758
                                                    -----------      -----------
Gross Profit ..................................         633,098          588,425

Costs of Products Sold
  Selling and administrative expenses .........          21,946           19,714
  Depreciation ................................          17,115           18,826
  Other costs and operating expenses ..........         613,949          375,875
                                                    -----------      -----------
Total Costs of Products Sold ..................         653,010          414,415

                                                    -----------      -----------
Income from operations ........................         (19,912)         174,010

Other Income:
  Interest Income .............................             778            3,071
  Miscellaneous Other Income (Expense) ........            --               --
                                                    -----------      -----------
Total Other Income

                                                    -----------      -----------
Income before income taxes ....................         (19,134)         177,081

                                                    -----------      -----------
Net Income or (Loss) ..........................     $   (19,134)     $   177,081
                                                    ===========      ===========

Basis earnings per common share ...............     $    (0.003)     $      0.03

Weighted average number of common shares ......       6,015,850        5,830,263

                 See Notes to Combined Financial Statements.

                            SPECTRASOURCE CORPORATION
                         COMBINED STATEMENT OF CASH FLOW

                                                     THREE MONTHS   THREE MONTHS
                                                       ENDED          ENDED
                                                     DECEMBER 31,   DECEMBER 31,
                                                        2000           1999
                                                      ---------      ---------
                                                     (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income From Operations .......................     $ (19,134)     $ 177,081
Adjustments to reconcile net income:
  Depreciation ...................................        17,115         18,826
  Bad Debt Expense ...............................         2,705            396
  Deferred Taxes .................................          --           49,346
  Other ..........................................          --            1,268
  Net Reduction in Operating Expenses
  from Forgiveness of Liabilities by
  Related Parties ................................          --         (202,648)
  Decrease in Accounts Receivable ................       553,644        138,087
  (Increase) Decrease in Inventory ...............       (60,251)       184,564
  (Increase) Decrease in Prepaid Expenses ........       (80,203)       130,717
  Increase (Decrease) in Accounts Payable ........      (566,299)      (433,581)
                                                       ---------      ---------
Net cash used in operating activities ............      (152,423)        64,056
                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment ..........      (147,895)          --
  Decrease in Long Term Deposits .................        30,888         13,914
                                                       ---------      ---------
Net cash used in investing activities ............      (117,007)        13,914
                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock .......................
  Proceeds from (Payment of) short term debt .....          --          (77,612)
  Proceeds from (Payment of) long term debt ......       107,587         (7,845)
  Withdrawals against lines of credit ............        73,969           --
  Principal payments of Notes Payable to
  Shareholders ...................................       (25,618)          --
  Proceeds from (Payments of) related
  party financing ................................        18,631        (36,672)
                                                       ---------      ---------
Net cash provided by financing Activities ........       174,569       (122,129)
                                                       ---------      ---------

Net Increase in cash and cash equivalents ........       (94,861)       (44,159)
Cash and equivalents, beginning of period ........       219,257        262,525
                                                       ---------      ---------
Cash and equivalents, end of period ..............     $ 124,396      $ 218,366
                                                       =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Cash paid for Interest .........................     $  27,013      $  16,395

                 See Notes to Combined Financial Statements.

                            SPECTRASOURCE CORPORATION
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION
The accompanying interim financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These combined financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of December 31, 2000 and for the three months ended December 31, 2000 and December 31, 1999, have been made. The results of operations for the period ended December 31, 2000 are not necessarily indicative of the operating results for the full year.

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements contained in this Quarterly Report on Form 10-QSB, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", "projections", and words of similar import, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned not to put undue reliance on forward-looking statements. All forward-looking statements are made as of the date hereof and are based on information available to the parties as of such date. The Company does not undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Form 10-QSB. It is important to note that actual outcome and the actual results could differ materially from those in such forward-looking statements. Factors that could cause actual results to differ materially include risks and uncertainties such as future economic conditions, corporate and marketplace changes, all as more fully described in the Company's Report on Form 10-K for the period ended September 30, 2000 under Management's Discussion and Analysis of Financial Conditions and Results of Operations "Assumptions Underlying Certain Forward-Looking Statements and Factors that May Affect Future Results" and elsewhere from time to time in the Company's other SEC reports.

For the quarter ended December 31, 2000, the Company reported net loss of ($19,134) compared to net income of $177,081 for the quarter ended December 31, 1999. The difference between the quarters is primarily due to additional costs incurred during the quarter ended December 31, 2000 to start the fiber optics division and professional fees due to the merger in April 2000 that are not expected to recur and due to recognition of reduction in operating expenses from forgiveness of liabilities during the quarter ended December 31, 1999.

Total revenues grew to $1,686,058 in the quarter ended December 31, 2000 from $1,584,183 in the quarter ended December 31, 1999. This represents approximately 6% increase in revenue at existing locations. The Company plans to open several new locations over the next three years and begin the process of acquiring market shares in new territories. A number of the customers of the Company are among the largest builders in the Texas market as well as nationally. The Company plans to utilize this base, coupled with the cross marketing of its product lines and the fiber optics division to optimize this expansion.

The Company invested $131,077 in capital assets for the new fiber optics division during the quarter ended December 31, 2000. Other than new markets the Company has entered and is expected to enter in the future, no additional material capital expenditures are planned.

As of December 31, 2000, the Company had a line of credit totaling $900,000 which expires June 15, 2000. Borrowings under this facility were $20,000 for the quarter ended December 31, 2000.

PART I.     OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report on Form 10-QSB to be signed on its behalf by the undersigned, therunto duly authorized.


SPECTRASOURCE CORPORATION

By:  /s/ CHARLES E. SHEFFIELD
     ---------------------------------------------------------------
         Charles E. Sheffield, Chief Executive Officer,
         President and Director