Form 10QSB
period 2001-03-31
THERAPY LASERS INC
filed 2001-05-15
CIK 830318

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


                 Annual Report Pursuant to Section 13 or 15 (d)
                     of The Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2001

                         Commission File Number 0-18515


                            SPECTRASOURCE CORPORATION
             (Exact Name of Registrant as specified in its charter)


              NEVADA                                93-0960302
 ---------------------------------     --------------------------------------
 (State or other jurisdiction of        (IRS Employer Identification Number)
  incorporation or organization)


                     10450 WESTOFFICE, HOUSTON, TEXAS 77042
                  --------------------------------------------
                    (Address of Principal Executive Offices)

         Company's telephone number, including area code: (713) 783-0443

Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Company was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days; Yes (X) No ()

As of March 31, 2001, there were 6,015,850 shares of ($0.001) par value Common Stock (the Company's only class of voting stock) outstanding.

                         ==============================

                                   FORM 10-QSB

                            SPECTRASOURCE CORPORATION

                                TABLE OF CONTENTS


PART I            Financial Information

Item  1.          Financial Statements (Unaudited)

            a)    Combined Balance Sheets at March 31, 2001 and September 30,
                  2000

            b) Combined Statements of Income for the three and six months ended March 31, 2001 and March 31, 2000

            c) Combined Statements of Cash Flows for the six months ended March 31, 2001 and March 31, 2000

            d)    Notes to Combined Financial Statements

Item  2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operation

PART II     Other Information

Item  6.    Exhibits and Reports on form 8-K


SIGNATURES

                         ==============================


PART I      FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

                            SPECTRASOURCE CORPORATION
                             COMBINED BALANCE SHEET


                                                       March 31,   September 30,
                                                         2001           2000
                                                     -----------  --------------
                                                     (Unaudited)
ASSETS
  Current Assets
   Cash                                              $   148,655    $   219,257
   Accounts Receivable, less allowances of $26,150
     and $18,653 respectively                            805,197      1,047,047
   Prepaid Expenses                                       75,948         64,997
   Inventory                                             932,783        918,052
                                                     -----------    -----------
  Total Current Assets                                 1,962,583      2,249,353

  Fixed Assets, net of accumulated depreciation of
    $298,412 and $256,851                                333,478        229,465
  Deferred Tax Asset                                     511,897        511,897
  Other Assets and Investments                            13,000         48,335
                                                     -----------    -----------
Total Assets                                         $ 2,820,958    $ 3,039,050
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
   Accounts payable and accrued expenses             $   646,460    $   811,720
   Short Term Debt                                       871,591        700,155
   Current Maturities of Long Term Debt                  282,503        177,027
   Due To Affiliates                                     172,167        150,819
                                                     -----------    -----------
  Total Current Liabilities                            1,972,721      1,839,721

  Long Term Debt
   Notes Payable, Banks                                   95,192         43,109
   Notes Payable, Shareholders                         1,142,375      1,236,947
                                                     -----------    -----------
  Total Long Term debt                                 1,237,567      1,280,056

  Stockholders' Equity (Deficit) Common
    stock, $.001 par value, 100,000,000
    shares authorized and 6,015,850 shares
    issued and outstanding at March 31, 2001 and
    September 30, 2000                                    16,188         16,188
   Capital in excess of par value                      3,339,043      3,339,043
   Accumulated Deficit                                (3,744,561)    (3,435,958)
                                                     -----------    -----------
  Total Stockholders' Equity                            (389,330)       (80,727)
                                                     -----------    -----------
Total Liabilities and Stockholders' Equity           $ 2,820,958    $ 3,039,050
                                                     ===========    ===========

                   See Notes to Combined Financial Statements.

                            SPECTRASOURCE CORPORATION
                          COMBINED STATEMENTS OF INCOME


                                                    Three Months         Six Months      Three Months         Six Months
                                                   Ended March 31,    Ended March 31,   Ended March 31,     Ended March 31,
                                                       2001               2001               2000               2000
                                                  ----------------   ----------------   ---------------    ---------------
                                                    (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
Sales                                               $ 1,378,334        $ 3,064,392        $ 1,604,929        $ 3,189,112
Cost of Sales                                           976,571          2,029,531            938,161          1,933,919
                                                    -----------        -----------        -----------        -----------
Gross Profit                                            401,763          1,034,861            666,768          1,255,193

Costs of Products Sold
   Selling and administrative expenses                  106,741            128,687             25,432             45,146
   Depreciation                                          24,452             41,567             14,232             33,058
   Other costs and operating expenses                   560,611          1,174,560            632,005          1,007,880
                                                    -----------        -----------        -----------        -----------
Total Costs of Products Sold                            691,804          1,344,814            671,669          1,086,084

                                                    -----------        -----------        -----------        -----------
Income from operations                                 (290,041)          (309,953)            (4,901)           169,109

Other Income:
   Interest Income                                          572              1,350               --                 3071

   Miscellaneous Other Income (Expense)                    --                 --              (20,430)           (20,430)
                                                    -----------        -----------        -----------        -----------
Total Other Income

                                                    -----------        -----------        -----------        -----------
Income before income taxes                             (289,469)          (308,603)           (25,331)           151,750
                                                    -----------        -----------        -----------        -----------
Net Income or (Loss)                                $  (289,469)       $  (308,603)       $   (25,331)       $   151,750
                                                    ===========        ===========        ===========        ===========

Basis earnings per common share                     $     (0.05)       $     (0.05)       $    (0.004)       $     0.026


Weighted average number of common shares              6,015,850          6,015,850          5,830,263          5,830,263


                   See Notes to Combined Financial Statements.

                            SPECTRASOURCE CORPORATION
                         COMBINED STATEMENT OF CASH FLOW

                                                                     Six Months Ended   Six Months Ended
                                                                      March 31, 2001      March 31, 2000
                                                                    ------------------  ----------------
                                                                       (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income From Operations                                             $(308,603)         $ 151,750
Adjustments to reconcile net income:
   Depreciation                                                           41,567             33,058
   Bad Debt Expense                                                       11,255              5,914
   Deferred Taxes                                                           --               49,346
   Other                                                                    --
   Net Reduction in Operating Expenses
     from Forgiveness of Liabilities
     by Related Parties                                                     --             (202,648)
   (Increase) Decrease in Accounts Receivable                            230,595            109,286
   (Increase) Decrease in Inventory                                      (14,731)            84,941
   (Increase) Decrease in Prepaid Expenses                               (10,951)           142,770
   (Decrease) Increase in Accounts Payable                              (165,260)          (284,760)
                                                                       ---------          ---------
Net cash used in operating activities                                   (216,128)            89,657
                                                                       ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of property and equipment                                (145,580)              --
   Decrease in Long Term Deposits                                         35,335             44,522
                                                                       ---------          ---------
Net cash used in investing activities                                   (110,245)            44,522
                                                                       ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in additional paid in capital                                   --                1,921
   Proceeds from (Payment of) short term debt                            171,436           (237,205)
   Proceeds from long term debt                                          111,972             67,330
   Principal payments of long term debt                                  (48,985)              --
   Proceeds from related party financing                                  21,348              4,798
                                                                       ---------          ---------
Net cash provided by financing Activities                                255,771           (163,156)
                                                                       ---------          ---------

Net Increase in cash and cash equivalents                                (70,602)           (28,997)
Cash and equivalents, beginning of period                                219,257            262,525
                                                                       ---------          ---------
Cash and equivalents, end of period                                    $ 148,655          $ 233,548
                                                                       =========          =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for Interest                                              $  47,296          $  49,165


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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 2001 and for the three months and six months ended March 31, 2001 and March 31, 2000, have been made. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

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

    RECENT ACCOUNTING PRONOUNCEMENTS

 In December 1999, the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB "101), `Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Management does not expect the pronouncement to have a material effect on the Company's financial statements in the near future.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of operations for the second quarter ended March 31, 2001 reflect the company's strategy in preparation for long term growth. In anticipation of expansion in the fiber optics, lighting, and hardware divisions, the company has incurred a significant short-term increase in expenses for strategic planning, operations and accounting systems consolidation, and upfront marketing costs. These expenses have not been offset by current revenues. It is expected that the revenues over the next few years will justify these increased expenditures.

The quarter ended March 31 historically tends to be the down portion of the cycle in the building industry. The results of operations reflect decreased overhead contributions due to slower cyclical sales of quarter. Sales and overhead contribution are expected to increase significantly with the summer months.

In its continuing effort to increase efficiency and profitability, the company has consolidated the administrative and sales functions of the Houston branch of its subsidiary, Builders Source, Inc. into Builders Lighting & Hardware, Inc. and the Dallas branch into Gulf Coast Fan & Light, Inc. This resulted in non-recurring moving and administrative expenses during the quarter.

Upon detailed analysis of the company's inventory, the company has engaged in a major sales effort to sell slow-moving product in an effort to reduce warehousing costs and increase operating efficiency.

These items were sold at a substantial discount below cost. This sales effort contributed to the loss experienced this quarter.

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


SPECTRASOURCE CORPORATION

By:  /s/ CHARLES E. SHEFFIELD
     ------------------------------------------------
     Charles E. Sheffield, Chief Executive Officer,
     President and Director