Form 10QSB
period 2001-06-30
THERAPY LASERS INC
filed 2001-08-23
CIK 830318

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

 Annual Report Pursuant to Section 13 or 15 (d) of The Securities Exchange Act
                                     of 1934
                  For the Quarterly Period Ended June 30, 2001
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

                     10450 WESTOFFICE, HOUSTON, TEXAS 77042
          ------------------------------------------------------------
                    (Address of Principal Executive Offices)

         Company's telephone number, including area code: (713) 783-0443

Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Company was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days; Yes (X) No ( )

As of June 30, 2001, there were 6,015,850 shares of ($0.001) par value Common Stock (the Company's only class of voting stock) outstanding.

                         ==============================

                                   FORM 10-QSB

                            SPECTRASOURCE CORPORATION

                                TABLE OF CONTENTS


PART I      Financial Information

Item  1.    Financial Statements (Unaudited)

            a)    Combined Balance Sheets at June 30, 2001 and September 30,
                  2000

            b) Combined Statements of Income for the three and nine months ended June 30, 2001 and June 30, 2000

            c) Combined Statements of Cash Flows for the Nine months ended June 30, 2001 and June 30, 2000

            d)    Notes to Combined Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

PART II     Other Information

Item  6.    Exhibits and Reports on form 8-K

SIGNATURES

                        ==============================


PART I      FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

                          SPECTRASOURCE CORPORATION
                            COMBINED BALANCE SHEET

                                                       June 30,    September 30,
                                                        2001           2000
                                                     -----------   -------------
                                                     (Unaudited)

ASSETS
   Current Assets
      Cash                                           $   179,549    $   219,257
      Accounts Receivable, less allowances
        of $29,930 and $18,653 respectively              853,676      1,047,047
      Prepaid Expenses                                    75,973         64,997
      Inventory                                          858,817        918,052
                                                     -----------    -----------
   Total Current Assets                                1,968,015      2,249,353


   Fixed Assets, net of accumulated depreciation
     of $296,796 and $256,851                            374,922        229,465
   Deferred Tax Asset                                    511,897        511,897
   Other Assets and Investments                           13,000         48,335
                                                     -----------    -----------
Total Assets                                         $ 2,867,834    $ 3,039,050
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
      Accounts payable and accrued expenses          $   460,968    $   811,720
      Short Term Debt                                    835,465        700,155
      Current Maturities of Long Term Debt               282,503        177,027
      Due To Affiliates                                  153,514        150,819
                                                     -----------    -----------
   Total Current Liabilities                           1,732,450      1,839,721


   Long Term Debt
      Notes Payable, Banks                               152,684         43,109
      Notes Payable, Shareholders                      1,139,645      1,236,947
                                                     -----------    -----------
   Total Long Term debt                                1,292,329      1,280,056
   Stockholders' Equity (Deficit)
      Common stock, $.001 par value, 100,000,000
        shares authorized and 6,015,850 shares
        issued and outstanding at June 30, 2001
        and September 30, 2000                            16,188         16,188
      Capital in excess of par value                   3,339,043      3,339,043
      Accumulated Deficit                             (3,512,176)    (3,435,958)
                                                     -----------    -----------
   Total Stockholders' Equity                           (156,945)       (80,727)
                                                     -----------    -----------
Total Liabilities and Stockholders' Equity           $ 2,867,834    $ 3,039,050
                                                     ===========    ===========


                 See Notes to Combined Financial Statements.

                            SPECTRASOURCE CORPORATION
                          COMBINED STATEMENTS OF INCOME


                                                      Three Months       Nine Months        Three Months       Nine Months
                                                     Ended June 30,     Ended June 30,     Ended June 30,     Ended June 30,
                                                          2001              2001                2000              2000
                                                      -----------        -----------        -----------        -----------
                                                      (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
Sales                                                 $ 1,616,636        $ 4,681,028        $ 1,847,200        $ 5,036,312
Cost of Sales                                             867,067          2,896,598          1,114,711          3,048,630
                                                      -----------        -----------        -----------        -----------
Gross Profit                                              749,569          1,784,430            732,489          1,987,682

Costs of Products Sold
   Selling and administrative expenses                     58,818            187,505             25,662             70,808
   Depreciation                                            32,104             73,671             13,872             46,930
   Other costs and operating expenses                     426,451          1,601,011            590,553          1,598,433
                                                      -----------        -----------        -----------        -----------
Total Costs of Products Sold                              517,373          1,862,187            630,087          1,716,171

                                                      -----------        -----------        -----------        -----------
Income from operations                                    232,196            (77,757)           102,402            271,511

Other Income:
   Interest Income                                            323              1,673               --                3,071

   Miscellaneous Other Income (Expense)                      (134)              (134)                              (20,430)
                                                      -----------        -----------        -----------        -----------
Total Other Income                                            189              1,539               --              (17,359)

                                                      -----------        -----------        -----------        -----------
Income before income taxes                                232,385            (76,218)           102,402            254,152
                                                      -----------        -----------        -----------        -----------
Net Income or (Loss)                                  $   232,385        $   (76,218)       $   102,402        $   254,152
                                                      ===========        ===========        ===========        ===========

Basis earnings per common share                       $      0.04        $     (0.01)       $      0.02        $      0.04


Weighted average number of common shares                6,015,850          6,015,850          5,830,263          5,830,263


                   See Notes to Combined Financial Statements.

                            SPECTRASOURCE CORPORATION
                         COMBINED STATEMENT OF CASH FLOW

                                                                 Nine Months Ended       Nine Months Ended
                                                                      June 30,               June 30,
                                                                        2001                   2000
                                                                --------------------    -------------------
                                                                     (Unaudited)            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
(Loss) Net Income From Operations                                    $ (76,218)              $ 254,152
Adjustments to reconcile net income:
   Depreciation                                                         73,671                  46,930
   Bad Debt Expense                                                      6,485                   4,434
   Deferred Taxes                                                         --                    49,346
   Other                                                                  --                      --
   Net Reduction in Operating Expenses from
   Forgiveness of Liabilities by Related Parties                          --                  (202,648)
   Decrease (Increase) in Accounts Receivable                          186,886                (225,104)
   Decrease in Inventory                                                59,235                 137,752
   Increase in Prepaid Expenses                                        (10,976)                131,708
   Decrease in Accounts Payable                                       (350,752)               (183,033)
                                                                     ---------               ---------
Net cash used in operating activities                                 (111,669)                 13,537
                                                                     ---------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   (Acquisition) Disposition of property and equipment                (219,128)                  2,560
   Decrease in Long Term Deposits                                       35,335                  44,530
                                                                     ---------               ---------
Net cash used in investing activities                                 (183,793)                 47,090
                                                                     ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in additional paid in capital                                 --                     1,921
   Proceeds from (Payment of) short term debt                          135,310                (231,323)
   Proceeds from long term debt                                        187,790                  54,972
   Principal payments of long term debt                                (70,041)                (24,095)
   Proceeds from related party financing                                 2,695                  15,563
                                                                     ---------               ---------
Net cash provided by financing Activities                              255,754                (182,962)
                                                                     ---------               ---------

Net Increase (Decrease) in cash and cash equivalents                   (39,708)               (122,335)
Cash and equivalents, beginning of period                              219,257                 262,525
                                                                     ---------               ---------
Cash and equivalents, end of period                                  $ 179,549               $ 140,190
                                                                     =========               =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for Interest                                            $  39,460               $  37,586


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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2001 and for the three months and nine months ended June 30, 2001 and June 30, 2000, have been made. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of operations for the third quarter ended June 30, 2001 reflect the company's strategy in preparation for long-term growth as well as the increase in seasonal activity during this time of year. The Company continues to incurr significant expenses for accounting systems consolidation and development of its website for on-line shopping. The consolidation of the accounting system is expected to be completed by the Company's fiscal year end.

The increase in sales reflect the forecasted higher level of activity in regional construction. A sales focus on high margin products brought about a substantial increase in the gross margin. The Company also is moving toward a higher focus on its purchasing power to obtain large volume discounts from suppliers.

Benefits of consolidating the administrative and sales forces of the various subsidiaries are also reflected in the third quarter results of operations.

In addition, the Company's profitability is increasing due to the lower level of legal and professional fees that the Company incurred to perfect the merger and acquisition of the various subsidiaries in the previous six months.

The Company anticipates that fourth quarter operating results should continue to be strong due to the higher construction activity typically experienced through this part of the year.

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


SPECTRASOURCE CORPORATION

By: /s/ CHARLES E. SHEFFIELD
    -----------------------------------------------
    Charles E. Sheffield, Chief Executive Officer,
    President and Director