Form 10KSB
period 2001-09-30
SPECTRASOURCE CORP
filed 2001-12-21
CIK 830318

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-KSB


                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the Fiscal Year Ended September 30, 2001

                         Commission File Number -018515



                            SPECTRASOURCE CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


            NEVADA                                        93-0960302
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


               14900 WESTHEIMER, STE X, HOUSTON, TEXAS 77082-1504
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

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

================================================================================

Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Company was required to file such reports); Yes (X) No () and (2) has been subject to such filing requirements for the past ninety (90) days; Yes (X) No ()

The issuer's revenues for the twelve months ended September 30, 2001, were $6,202,505

As of September 30, 2001, there were 6,015,850 shares of ($0.001) par value Common Stock (the Company's only class of voting stock) outstanding. The aggregate market value of the common shares of the Company on September 30, 2001, (based upon the mean of the closing bid and asked price) held by non-affiliates of the Company, was approximately $937,920.




                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Form 8-K filed November 27, 2001, relating to the Registrant's Change in Certifying Accountant are incorporated by reference into
Part II of this Form 10-K where indicated.

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
       Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
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


SIGNATURES

                         ==============================

PART I

ITEM 1.  BUSINESS

BUSINESS DEVELOPMENT

SpectraSource Corporation, formerly Therapy Lasers, Inc. (the Company), was organized under the laws of the State of Nevada on September 21, 1987. Originally, the Company had pursued the research and development of a noninvasive therapeutic laser. The laser project was abandoned in 1996 and the Company eventually became inactive by 1998.

Effective April 28, 2000, Charles Sheffield increased his ownership of the Company pursuant to a reverse acquisition in which the Company exchanged its common stock for the common stock of three corporations controlled by Mr.
Sheffield: Gulf Coast Fan & Light, Inc. (Gulf Coast); Builder Source, Inc. (Builder Source); and Builders Lighting and Hardware, Inc (Builders Lighting), collectively referred to as the `Acquired Subsidiaries'. As a result of the reverse acquisition, Charles Sheffield became the Company's principal shareholder, periodically referred to hereinafter as the `Principal Shareholder'.

The acquisition of the Acquired Subsidiaries was accomplished by the issuance of a an aggregate of 4,700,000 shares of the Company's common stock plus $1,440,000 of notes payable bearing interest at 8% and payable over terms ranging from 3 to 10 years. Included in these amounts, the Principal Shareholder received as consideration for his interests in Gulf Coast a total amount of 3,255,000 shares of Company common stock. Pursuant to the acquisition of Builder Source, the Principal Shareholder received as consideration for his interests in Builder Source a total amount of 166,000 shares of Company common stock, and pursuant to the acquisition of Builders Lighting, the Principal Shareholder received a total amount of 880,000 shares of Company common stock. Including shares held by family members and an affiliate controlled by the Principal Shareholder, the Principle Shareholder directly and indirectly owned 81 % of the stock of the Company at April 28, 2000.

Upon finalization of the transactions, the Board of Directors elected Mr. Charles Sheffield as the President and Chief Executive Officer of the Company.


The Acquired Subsidiaries have been operating, for the past 18 years, in the sales and installation of lighting, ceiling fans and hardware to the commercial and residential building market. Principal customers are homebuilders, multi-family and commercial developers, commercial contractors, supply houses and the general public.

In mid-2000, the Company's subsidiary, Connect Source Communications, Inc., (Connect Source) formerly Lasercare, Inc., formed a fiber optics division to sell and install fiber optics and structured cabling products to existing and new customers in the commercial and residential building industry.

Beginning in mid-2001, to optimize cost efficiencies and marketing synergies, Gulf Coast and Builders Lighting have assumed the ceiling fan business line of Builders Source.

DESCRIPTION OF THE COMPANY'S BUSINESS

Through its four subsidiaries, the Company provides products and services to the telecommunications market, commercial business applications, building owners, residential and commercial builders and developers, and the general consumer market. These products and services include fiber optics, structured cabling, electrical components, lighting, ceiling fans, and associated hardware

The Company's subsidiaries and their respective lines of business are as follows:

CONNECT SOURCE COMMUNICATIONS, INC.
Fiber Optic Risers
Fiber Optic Backbone
Local Area Networks
Structured Cabling

BUILDERS SOURCE
Electrical Components
Lighting
Fans

BUILDERS LIGHTING & HARDWARE, INC.
Electrical Components
Interface Panels
Lighting
Hardware

GULF COAST FAN & LIGHT, INC.
Ceiling Fans Design and Import
Ceiling Fan Distribution
Ceiling Fan Installation

DESCRIPTION OF TECHNOLOGY

In 2000, the Company's subsidiary Connect Source began operations in the commercial fiber optics industry. Connect Source sells and installs fiber optics and structured cabling products to existing and new customers in the commercial building industry. In 2001, Connect Source expanded its target market to include the residential building market. Subsequent to year end, the Company announced an agreement with a residential homebuilder to install structured cabling and home networks in a 135 home residential development and an additional agreement to be the sole source provider of structured cabling and home networks to another residential homebuilder.

Gulf Coast designs and is the sole distributor of the Old Jacksonville Ceiling Fan brand under a licensing agreement with U.S. Ceiling Fan Corp., a company controlled by the Company's Principal Shareholder.

Builders Source and Builders Lighting distribute and wholesale lighting, hardware, and electrical components to the residential and commercial building industry. The products of the two subsidiaries are branded and commodity items, many of which are available though competing companies.

FEDERAL REGULATION

All of the products marketed by the Company meet Underwriters Laboratory ("UL") standards, as required by Federal regulations. There are no other significant regulations that affect the business apart from those regulations affecting commercial enterprises in general. Compliance with environmental laws is an insignificant cost to the Company.

MARKETING

Through its subsidiaries, the Company markets its products through direct sales, retail stores, the internet, telephone sales, and other marketing techniques. The Acquired Subsidiaries have competed in the commercial and residential building industry for 18 years, and benefit from a very good reputation in their respective markets. The Company cross-markets to the customer bases of its respective subsidiaries.

The Old Jacksonville brand ceiling fan is marketed primarily to residential homebuilders for installation during original construction and remodeling. The Company plans to market the brand through third party retail outlets that support price points that allow the Company to maintain the high quality components and engineering currently employed in the fan's manufacture. Subsequent to year end, the Company engaged a manufacturer's representative to effect these plans, beginning with the Southwest region of the U.S.

The Company is focused on expanding its market niche of combining the sales, installation and service of lighting, ceiling fans, hardware, electrical components, and structured cabling into one turnkey product package, thereby reducing the overall cost to its customer.

RETURNS AND WARRANTIES

The Company offers a limited lifetime warranty on its products under the licensed name Old Jacksonville and a one-year warranty on all installation work. It passes through whatever warranty is in existence from the manufacturer of other products sold. The Company allows credit on items from which it receives credit from the manufacturers. No significant returns and warranty losses have been experienced.

EMPLOYEES

At fiscal year end, the Company and its subsidiaries had approximately 46 full time employees.

CUSTOMERS AND SUPPLIERS

The Company's principal customers are homebuilders, multi-family and commercial developers, commercial contractors, supply houses and the general public. The Company sells and distributes to a customer network of over 150 of the largest homebuilders nationwide, with a predominant presence in Texas. No single customer accounts for a significant percentage of the Company's revenue.

The Company purchases its inventory from a number of national and international manufacturers and distributors, none of which account for a significant percentage of the Company's purchases.

COMPETITION

There is substantial competition in the wholesale electrical components and hardware, many of which competitors have more resources than the Company. The Company's success depends on marketing precision built products with industry leading technical quality to a broad repeat customer base, offering a continually expanding line of goods and services to its target market at attractive prices, providing prompt delivery and service, while maintaining a low-cost overhead structure. National economic conditions impacting the construction industry may affect the Company's performance. The Acquired Subsidiaries enjoy repeat business from a customer base developed over 18 years.

ITEM 2.  PROPERTIES

As of September 30, 2001, the Company and its subsidiaries lease four locations in Houston, Dallas and San Antonio totaling approximately 33,000 square feet of office and warehouse space. All leases are at current market rates. The properties are adequately insured, and are suitable and adequate for their intended use.

To improve its business processes, the Company has initiated plans to physically consolidate the Houston operations of the Acquired Subsidiaries into one leased office and warehouse space. Such plans will be completed in the first or second quarter of fiscal year 2002.

The Company has no current or planned direct or indirect investments in real estate, real estate mortgages, or real estate activities. Any such investment is subject to approval by the Board of Directors.


ITEM 3.  LEGAL PROCEEDINGS

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The table below sets forth the high and low bid price of common stock through September 30, 2001, as reported by the PinkSheets (formerly National Quotation Bureau). Such over-the-counter market quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not necessarily represent actual transactions.

Fiscal Year Ending September 30, 2000               High           Low
   2ndQuarter                                       0.10           0.03125
   3rd Quarter (Before 1 for 10 reverse split)      0.10           0.10
   3rd Quarter (After 1 for 10 reverse split)       0.25           0.125
   4th Quarter                                      0.375          0.25

Fiscal Year Ending September 30, 2001               High           Low
   1st Quarter                                      1.063          1.063
   2nd Quarter                                      0.625          0.625
   3rd Quarter                                      0.80           0.80
   4th Quarter                                      0.80           0.795


As of September 30, 2001, the Company had approximately 485 shareholders of record. The Company has never paid any cash dividends and has no plans to pay any cash dividends in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the twelve months ended September 30, 2001, consolidated revenue was $6,200,505 as compared to $5,351,657 for the nine months ended September 30, 2000. Consolidated net income for September 30, 2001 and the nine months ended September 30, 2000 was $107,917 and $92,616, respectively. The Company allocated significant internal resources to Connect Source during fiscal year 2001 to ensure successful entry into the commercial fiber optics and structured cabling market. For 2001, Connect Source's revenues were $246,925, compared to $0 for the nine months ended September 30, 2000. Management expects Connect Source to contribute a proportionally greater share of the Company's revenues in the future as Connect Source matures from a start-up operation and gains market share in its product line.

During the fourth quarter of fiscal year ended September 30, 2001, the Company made year-end adjustments to capitalize, net of amortization, $52,531 related to internally developed software and other intangible assets.

The Company incurred $146,708 in non-recurring legal and accounting costs during 2000 in connection with the acquisition.

The Acquired Subsidiaries have had 18 years of profitability with positive cash flows creating the ability to sustain operations and to finance the new operations of other subsidiaries. This is reflected in the earnings generated from several product lines for which the Company has achieved aggressive profit margins by sustaining minimal costs and high efficiency in both purchasing and delivery and installation of the various product lines. The Company expects that the cash requirements for operations for the next fiscal year will be provided from its subsidiaries. There is no present assurance, however, that these activities will sustain their respective levels of cash flow over the long-term. Through expansion as well as acquisitions, the Company plans to open several new locations over the next three years and begin the process of acquiring market shares in new territories. A number of the customers of the Company are among the largest builders in the Texas market as well as nationally. The Company plans to utilize this base, coupled with the cross marketing of its product lines and the Fiber Optics Division to optimize this expansion. It is management's intention to utilize this increased cash flow, supplemented with funds expected to be raised from outside investors, to continue to grow the Company's fiber optics and structured cabling/ home network division as well as the existing mainstay product lines.

Investment in capital assets is not significant since labor is the material cost of delivery and installation of products. The Company plans no significant investment in capital assets.

Liquidity is expected to increase substantially as the funded start-ups are capitalized and should only require short-term cash advances as market share is gained. Due to curtailment of substantial shareholder/owner compensation and bonuses paid in the past, net earnings are expected to increase, improving liquidity in the next year.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company hereby incorporates by reference its Form 8-K filed November 24, 2000 and November 28, 2001, relating to the Company's Change in Certifying Accountant.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS


BUSINESS EXPERIENCE

      NAME               AGE                       POSITION
      ----               ---                       --------
Charles E. Sheffield     48     Chief Executive Officer. Mr. Sheffield is a
                                graduate of the University of Houston with a BBA in Finance. In 1973 he founded Sheffield
                                Construction Co., Inc., which became U. S.
                                Design & Construction Corp. when he marketed this company national in the early and mid-1980's. In the 20 years he headed this company, Mr. Sheffield took it from a small local firm to a leading national contractor.
                                During this period, Mr. Sheffield also founded
                                Gulf Coast Fan & Light, Inc. (1984), a major supplier of ceiling fans and electrical components. This base was expanded into a group of companies that provide a host of electrical, hardware, fiber optics, and structured cabling products to the residential and commercial markets.

Steven Seifert           37     President, Gulf Coast Fan & Light, Inc. Mr.
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

Bruce Reeves             41     Operations Manager of Connect Source
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

David Bero               43     Vice President of Products. Mr. Bero is
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

Beruk Zewdie             44     Vice President and Controller. Mr. Zewdie holds
                                a degree in business and accounting from the University of Houston. Prior to his joining the Company in 1987, he held various positions in accounting and operations.

Michael Newman           56     Director. Mr. Newman graduated from Clemson
                                University with a degree in mathematics. He served as a management consultant with Deloite and Touche in Washington, D.C. before buying an oil and gas trucking firm in Mississippi, which he expanded and sold to a public exploration company and continued to serve as President until l991. He returned to Texas where he purchased and operated several Texas and California franchises of the New Horizons
                                Computer Learning Centers. He subsequently sold the built-up business back to the franchisor and continued to serve as President. He recently purchased a Florida Region Franchise of New
                                Horizons Computer Learning Centers.

Catherine Cullen         78     Director. Ms. Cullen has been active in civic
                                affairs in Houston for many years.

Mark A. Chapman          58     Director. Mr. Chapman graduated from Kansas
                                State University in 1965 with a major in Political Science-History. Mr. Chapman also graduated from the University of Texas Law
                                School. He is a member of the State Bar of Texas
                                (inactive). Mr. Chapman serves as President of
                                Broughton Petroleum, Inc., a company he founded in the early 1980's.

Leon D. Hogg             81     Director. Mr. Hogg has been a Director of the
                                Company since February 27, 1995. Mr. Hogg is a retired commercial banker who served as President of Therapy Lasers, Inc. from 1995 to
                                April, 2000. He holds a bachelor's degree in business from the University of North Texas.

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

Management believes that during the period from September 30, 2000 to September 30, 2001, all Section 16 (a) filing requirements applicable to its current officers, directors and greater than ten-percent beneficial owners were complied with.


ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

No executive of the Company was paid more than $65,000 during the fiscal year ended September 30, 2001.

OPTION AND LONG-TERM COMPENSATION TABLES

On July 31, 2000, the Company adopted an incentive stock option plan. As of September 30, 2001, under this incentive stock option plan, 32,245 shares have been awarded to 49 employees according to the following schedule:

Name                         Position                                  Shares
----                         --------                                  ------
Charles Sheffield            President, Chief Executive                     0
                             Officer, Director
Leon Hogg                    Executive Vice President                       0
Steven Siefert               Vice President                             2,000
David Bero                   Vice President                             3,000
Beruk Zewdie                 Vice President                             1,500
All Other Employees                                                    20,745
                                                                       ------
     Total                                                             32,245
                                                                       ------

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock as of September 30, 2001. Unless otherwise indicated, each person has beneficial voting and investment power with respect to the shares owned.

Name and Address
of Beneficial Owner                  Number of Shares    Percentage of Total
-------------------                  ----------------    --------------------
Charles Sheffield
10450 Westoffice
Houston, Texas 77042                    4,734,876 (A)             78.7%

(A) Includes shares owned directly and shares owned indirectly by related entities, as follows:

Name and Address
of Beneficial Owner                  Number of Shares    Percentage of Total
-------------------                  ----------------    --------------------
Charles Sheffield
U.S. Design & Construction, Inc.            4,720,499             78.5%
                                               14,377               .2%
                                            ---------         ---------
   Total                                    4,734,876             78.7%
                                            =========         =========

The following table sets forth as of September 30, 2000, the common stock ownership of all officers and directors of the Company:

Name and Address
of Beneficial Owner                  Number of Shares    Percentage of Total
-------------------                  ----------------    --------------------
Catherine Cullen
4529 Tonawande
Houston, Texas 77035                           46,000               .8%

Leon D. Hogg
6701 Sands Point, Suite 15
Houston, Texas 77074                          100,400              1.7%

Mark A. Chapman
4102 University
Houston, Texas 77005                          193,030              3.2%

Charles Sheffield
10450 Westoffice
Houston, Texas 77042                        4,735,876             78.7%

All Officers Not Listed Above                  21,500              0.3%
                                            ---------         ---------
All Officers and Directors as a Group       5,095,806             84.7%
                                            =========         =========


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective April 28, 2000, the Principal Shareholder acquired control of the Company pursuant to the acquisition as described in Item 1 above.

An affiliated company, controlled by the Principal Shareholder, competes directly with the Company in ceiling fan sales.

The Company leases two lease spaces at one of its locations in Houston from its Principal Shareholder. Total lease payments to the Principal Shareholder for the year ended September 30, 2001 were $33,492. Such lease is expected to terminate in the first or second quarter of fiscal year 2002.

Under a licensing agreement with a company controlled by the Principal Shareholder, one of the Acquired Subsidiaries is the exclusive licensee of the Old Jacksonville brand of ceiling fan. Payments made under the license agreement for fiscal years ended 2001, 2000, and 1999 were $0, $170,000, and $300,000, respectively.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


         (A) EXHIBITS:

             LISTING OF SUBSIDIARIES OF REGISTRANT:

                        Name                           Percentage Owned
                        ----                           ----------------
             Connect Source Communications, Inc.
             (Formerly LaserCare, Inc.)
             (Acquired March 12, 1996)                      100.00%

             Gulf Coast Fan & Light, Inc.
             (Acquired April 28, 2000)                      100.00%

             Builder Source, Inc.
             (Acquired April 28, 2000)                      100.00%

             Builders' Lighting and Hardware, Inc.
             (Acquired April 28, 2000)                      100.00%



         (B) REPORTS FILED ON FORM 8-K:

         On November 24, 2000, the Company filed a Form 8-K announcing the change in the Company's certifying accountant and to report the change in fiscal year end from February 28 to September 30. On November 27, 2001, the Company filed a Form 8-K announcing the change in the Company's certifying accountant.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of December, 2001.

SPECTRASOURCE CORPORATION

By:  /s/ CHARLES E. SHEFFIELD
     ----------------------------------------------
     Charles E. Sheffield, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons, in the capacities and on the dates indicated, have signed this Report on Form 10-KSB below.

           NAME                           TITLE                     DATE
        ---------                       ---------                 --------
/s/ CHARLES E. SHEFFIELD                President,            December 20, 2001
-----------------------------    Chief Executive Officer,
Charles E. Sheffield                     Director


/s/ BERUK ZEWDIE                     Vice President           December 20, 2001
-----------------------------    Principal Financial and
Beruk Zewdie                        Accounting Officer


/s/ LEON D. HOGG                Chairman of the Board and     December 20, 2001
-----------------------------           Director
Leon D. Hogg


/s/ CATHERINE CULLEN                    Director              December 20, 2001
-----------------------------
Catherine Cullen


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANT WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT:

NOT APPLICABLE.

                   SPECTRASOURCE CORPORATION AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                         REQUIRED BY ITEMS 8 AND ITEM 13

                                      INDEX








A.       FINANCIAL STATEMENTS
         ------------------------------------

         Report of independent certified public accountants

         Consolidated Balance sheet - September 30, 2001, and 2000

         Consolidated Statements of Income for the year ended September 30, 2001 and the nine months ended September 30, 2000

         Consolidated Statements of Shareholders' Equity for the year ended September 30, 2001 and the nine months ended September 30, 2000

         Consolidated Statements of Cash Flows for the year ended September 30, 2001 and the nine months ended September 30, 2000

         Notes to Consolidated Financial Statements




B.       FINANCIAL STATEMENT SCHEDULES
         -----------------------------------------------------

         Schedules are omitted because of the absence of the conditions under which they are required, or because the information required by such omitted schedule is contained in the financial statements or the notes thereto.

Yartz & Rabalais
800 Bering, Suite 310
Houston, Texas 77057
713-839-8200





                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of SpectraSource Corporation and its Subsidiaries

We have audited the accompanying consolidated balance sheets of SpectraSource Corporation and its subsidiaries as of September 30, 2001, and the related consolidated statements of income, of cash flows and of changes in stockholders' equity for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of SpectraSource Corporation as of September 30, 2000 were audited by other auditors whose report dated February 5, 2001 expressed an unqualified opinion on those statements.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of SpectraSource Corporation and its subsidiaries at September 30, 2001 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


/s/ Yartz & Rabalais
    Yartz & Rabalais

Houston, Texas

December 20, 2001

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


/s/ S.L. LEE
    S.L. Lee

Houston, Texas

February 5, 2001

                            SPECTRASOURCE CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                     September 30,     September 30,
                                                         2001              2000
                                                     ------------      ------------
ASSETS
   Current Assets
     Cash                                            $    165,414      $    219,257
     Accounts Receivable, less allowances of
     $24,080 and 18,653, respectively                     905,601         1,047,047
     Prepaid Expenses                                      35,863            64,997
     Inventory                                            897,323           918,052
                                                     ------------      ------------
   Total Current Assets                              $  2,004,201      $  2,249,353

   Fixed Assets, net of accumulated depreciation
   of $321,692 and $256,851, respectively                 431,953           229,465
   Deferred Tax Asset                                     470,244           511,897
   Other Assets and Investments                            13,000            48,335
                                                     ------------      ------------
Total Assets                                         $  2,919,398      $  3,039,050
                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
     Accounts payable and accrued expenses           $    341,785      $    811,720
     Short Term Debt                                      847,143           700,155
     Current Maturities of Long Term Debt                  87,430           177,027
     Due To Affiliates                                    127,792           150,819
                                                     ------------      ------------
   Total Current Liabilities                            1,404,150         1,839,721

   Long Term Debt
     Notes Payable, Banks                                 114,743            43,109
     Notes Payable, Shareholder                         1,374,313         1,236,947
                                                     ------------      ------------
   Total Long Term debt                                 1,489,056         1,280,056

   Stockholders' Equity (Deficit)
     Common stock, $.001 par value, 100,000,000
     shares authorized, 6,015,850 shares issued
     and outstanding at September 30, 2000 and
     September 30, 2001                                    16,188            16,188
     Capital in excess of par value                     3,338,045         3,339,043
     Accumulated Deficit                               (3,328,041)       (3,435,958)
                                                     ------------      ------------
   Total Stockholders' Equity                              26,192           (80,727)
                                                     ------------      ------------
Total Liabilities and Stockholders' Equity           $  2,919,398      $  3,039,050
                                                     ============      ============


        The Accompanying Notes are an integral part of these statements.

                            SPECTRASOURCE CORPORATION
                    CONSOLIDATED STATEMENT OF INCOME FOR THE


                                                      Year Ended    Nine Months Ended
                                                     September 30,     September 30,
                                                         2001              2000
                                                     ------------      ------------
Sales                                                $  6,200,506      $  5,351,657
Cost of Sales                                           3,808,857         3,027,662
                                                     ------------      ------------
Gross Profit                                            2,391,649         2,323,995

Other Operating Costs
   Selling and administrative expenses                     45,581            76,413
   Depreciation                                           102,930            53,724
   Other costs and operating expenses                   2,097,939         2,053,051
                                                     ------------      ------------
Total Other Operating Costs                             2,246,450         2,183,188

                                                     ------------      ------------
Income from operations                                    145,199           140,807

Other Income:
   Interest Income                                          2,927             3,799
   Miscellaneous Other Income (Expense)                     1,444               926
                                                     ------------      ------------
Total Other Income                                          4,371             4,725

                                                     ------------      ------------
Income before income taxes                                149,570           145,532

Provision for income taxes (Note 8)                        41,653            52,916
                                                     ------------      ------------
Net Income                                           $    107,917      $     92,616
                                                     ============      ============

Basic earnings per common share                      $       0.02      $       0.02

Weighted average number of common shares                6,015,850         5,898,780











        The Accompanying Notes are an integral part of these statements.

                            SPECTRASOURCE CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOW

                                                               Nine Months
                                                                  Ended           Year Ended
                                                               September 30,     September 30,
                                                                   2001              2000
                                                               ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from operations                                     $    107,917      $     92,616
Adjustments to reconcile net income:
   Depreciation                                                     102,930            53,724
   Bad debt expense                                                  12,800             5,582
   Deferred taxes                                                    41,653            52,916
   Net Reduction in operating expenses from forgiveness of
   liabilities by related parties (Note 9)                                            (60,550)
   Increase in Accounts Receivable                                  128,646          (369,418)
   Increases in Inventory                                            20,730          (171,326)
   Increase (Decrease) in Prepaid Expenses                           29,134           (44,135)
   Increase (Decrease) in Accounts Payable                         (469,935)          259,070
   Increase in Due to Related Parties                               (23,029)          103,944
   Decrease in Due from Affiliates                                                       --
                                                               ------------      ------------
Net cash used in operating activities                               (49,154)          (77,577)
                                                               ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Payments for purchase of equipment                              (305,417)          (71,285)
   Increase in Long Term Deposits                                    35,335           (17,721)
                                                               ------------      ------------
Net cash used in investing activities                              (270,082)          (89,006)
                                                               ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                            (998)          129,017
   Proceeds from short term debt                                    146,988            80,848
   Proceeds from long term debt                                     119,403           (34,334)
   Withdrawals against lines of credit                                                 40,455
   Payments of Notes Payable to Shareholders                                          (48,512)
                                                               ------------      ------------
Net cash provided by financing Activities                           265,393           167,474
                                                               ------------      ------------

Net Increase (Decrease) in cash and cash equivalents                (53,843)              891
Cash and equivalents, beginning of period                           219,257           218,366
                                                               ------------      ------------
Cash and equivalents, end of period                            $    165,414      $    219,257
                                                               ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for Interest                                      $    101,497      $     76,799

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
   Note Payable, Shareholders (Note 3)                                           $  1,440,000
   Additional Paid In Capital                                                      (1,440,000)

        The Accompanying Notes are an integral part of these statements.

                            SPECTRASOURCE CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                              Common Stock           Additional                          Total
                                        ------------------------       Paid in       Accumulated     Stockholders'
                                           Shares       Amount         Capital         Deficit          Equity
                                        -----------  -----------     -----------     -----------     -----------
BALANCE, DECEMBER 31, 1999                5,830,265       16,003       3,210,211      (3,528,574)       (302,360)

   Service and expenses contributed                                        1,921                           1,921

   Shares issued under Incentive
   Stock Option Plan (Note 6)                32,245           32          12,059                          12,091
   Shares issued for sale                   153,340          153         114,852                         115,005
   Net Income                                                                             92,616          92,616
                                        -----------  -----------     -----------     -----------     -----------
BALANCE, SEPTEMBER 30, 2000               6,015,850  $    16,188     $ 3,339,043     $(3,435,958)    $   (80,727)


   Net Income                                                                            107,917         107,917
                                        -----------  -----------     -----------     -----------     -----------
BALANCE, SEPTEMBER 30, 2001               6,015,850  $    16,188     $ 3,338,043     $(3,328,041)    $    26,190
                                        ===========  ===========     ===========     ===========     ===========

























        The Accompanying Notes are an integral part of these statements.

                            SPECTRASOURCE CORPORATION
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS




NOTE 1.   ORGANIZATION AND NATURE OF OPERATIONS

SpectraSource Corporation (the Company), formerly Therapy Lasers, Inc., through its four subsidiaries, provides products and services to the telecommunications market, commercial business applications, building owners, residential and commercial builders and developers, and the general consumer market. These products and services include fiber optics, structured cabling, electrical components, lighting, ceiling fans, and associated hardware.

On April 28, 2000, the Company acquired all of the stock of three corporations that are engaged in supplying fixtures to the residential and commercial construction industry: Gulf Coast Fan & Light, Inc. (Gulf Coast); Builder Source, Inc. (Builder Source); and Builders Lighting and Hardware, Inc. (Builders Lighting) (collectively referred to as the "Acquired Companies").

As a result of these acquisitions, the Company's Principal Shareholder received as consideration for his interests in the Acquired Companies a total amount of 4,301,000 shares of the Company's common stock. Upon consummation of these acquisitions, the Principal Shareholder, directly and indirectly through his control of a corporation that owns stock in the Company, owned 4,734,876 shares which represents approximately 81% of the Company's outstanding common stock as of April 28, 2000.

The transaction between the Company and the Acquired Companies has been reflected in the accompanying financial statements as a reorganization of entities under common control whereby the historical basis of assets and liabilities of the Acquired Companies are carried forward as the recorded basis for the Company.

Prior to consummating these acquisitions, the Company's fiscal year ended on February 28. In November, 2000, the Company changed its fiscal year end to September, 30, effective for the SEC Form 10-KSB due on December 30, 2000.

COMMON STOCK REVERSE SPLIT
These financial statements and notes thereto reflect retroactively the decrease in the number of shares issued of common stock giving effect for a Board of Directors approved 1 for 10 reverse split on April 24, 2000.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant inter-company transactions.

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


NOTE 4.   SHORT TERM DEBT

At September 30, 2001, and September 30, 2000, the Company had short-term debt of $847,143 and $700,155, respectively. Short-term debt consists of lines of credit with commercial banks on a revolving basis bearing interest at the current prime rate. These lines of credit expire within twelve months from the date of issuance with options to renew with similar terms. These lines of credit are secured by a blanket U.C.C. security filing on inventory, accounts receivable, furniture and fixed assets, and are personally guaranteed by the Principal Shareholder.

NOTE 5.   LONG TERM DEBT

Long-term debt and the amount due within one year at September 30, 2001, and 2000 consist of the following:

                                                                  Balance at        Balance at
                                                                 September 30,     September 30,
                                              Interest Rate          2001              2000
                                              -------------      ------------      ------------
                                              Ranges between
Notes payable - Banks                            2% - 9%         $    190,458      $     65,595
Notes payable - Shareholders                        8%              1,386,030         1,391,488
                                                                 ------------      ------------
Total long-term debt                                                1,576,488         1,457,083
Less: Current maturities of long term debt                             87,430           177,027
                                                                 ------------      ------------
Net long-term debt                                               $  1,489,056      $  1,280,056
                                                                 ============      ============

Notes Payable to banks are borrowings from commercial banks to finance vehicle and equipment purchases and are secured by the assets purchased. On April 28, 2000, the Company issued $1,440,000 of principal amount of Notes Payable to Shareholders to effect the acquisition of Gulf Coast as described in Note 2 above. The Notes Payable to Shareholders is collateralized by the common stock of the Acquired companies. The Company, with the consent of the Principal Shareholder, is not currently accruing interest expense on the notes payable to the Principal Shareholder, and is deferring the payment of $317,066 of principal due the Principal Shareholder under the original terms of the notes.

The principal payments required to be made on long-term debt during the next five years are shown below:

            Fiscal Year                       Amount
            -----------                     ---------
               2003                         $ 557,602
               2004                           218,340
               2005                           150,686
               2006                           104,813
        2007 and thereafter                   457,615


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

At September 12, 2001, the Company's Board of Directors had granted a total of 32,245 share of bonus stock to 49 employees under the Plan. In relation to the grant of bonus stock, the Company recognized $12,091 in employee compensation expense in the fiscal year ended September 30, 2000.


NOTE 7.   EMPLOYEE 401(K) PLAN

The Company has an Employee 401(k) Plan for all full-time employees. The plan provides a tax deferred contribution by the Company, at the Company's option, of up to 100% of the current year contributions for each employee with one year of vesting service, to the extent that such contribution does not exceed 10% of the total annual compensation. The Company typically matches 25% of the employee contribution. Total pre-tax contributions per employee are limited each year by the Internal Revenue Service. For the nine months ended September 30, 2000 and the year ended September 30, 2000, the Company incurred $15,342 and $, respectively, of compensation expense related to this plan.


NOTE 8.   FEDERAL INCOME TAX

The provision for federal income taxes consisted of:

                            September 30, 2001            September 30, 2000
                            ------------------            ------------------
Deferred tax provision           $ 41,653                      $ 52,916

The Company's deferred income tax asset at the federal statutory rate of 34% are composed of the following differences between financial and tax reporting:

                                            September 30,    September 30,
                                                2001             2000
                                            ------------     ------------
    Allowance for doubtful accounts         $      8,668     $      2,028
    Net operating loss carryforwards (NOLs)      412,247          460,540
    Capital loss carryforwards                    49,329           49,329
    Other
                                            ============     ============
    Total deferred tax asset                $    470,244     $    511,897
                                            ============     ============

Based on historical performance, the Company believes that sufficient future taxable income will be generated to realize the entire deferred tax asset prior to expiration of any NOLs and that the realization of the deferred tax asset is more likely than not and therefore no valuation allowance has been established for deferred tax assets.

As of September 30, 2001, the Company's federal consolidated NOLs for income tax purposes were $1,596,795. If not utilized, the Company's federal consolidated NOLs will expire as follows:

          Year                Amount
          ----              ---------
          2004              $ 113,400
          2007                421,395
          2008                542,000
          2010                389,000
          2012                 78,000
          2019                 35,000
          2020                 18,000

NOTE 9.   RELATED PARTY TRANSACTIONS

At September 30, 2001 and September 30, 2000, the balance due to related parties controlled by the Principal Shareholder were $127,790 and $150,819, respectively. Transactions with these related parties include advancement of funds for inventory, operating expenses and licensing fees.

The Company has approximately one year remaining on a three year licensing agreement with one of the aforementioned related parties for the use of the "Old Jacksonville Ceiling Fan" brand. As of September 30, 2000, this related party has agreed to waive the licensing fee for the remainder of the agreement. Licensing fees paid to this related party were $170,201 for the nine months ended September 30, 2000.

In 2000, the Company reported $60,550, respectively in forgiveness of liabilities owed these related parties controlled by the Principal Shareholder. This income was reported as a reduction of operating expenses in the income statement due to its nature.


NOTE 10.  LEASES

The Company leases its main offices in Houston from its Principal Shareholder. The offices are occupied on a month-to-month basis for current monthly lease payments of $4,750. The Company made payments under such lease of $42,750 and $33,492 for the nine months ended September 30, 2000 and for the year ended September 30, 2001, respectively.


NOTE 11.  FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL
          INSTRUMENTS

The carrying amounts of cash, accounts receivable, accounts payable, short term notes payable, and accrued expenses approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. During September 30, 2000 and September 30, 2001, the Company had no derivative financial instruments.