Form 10QSB
period 2001-12-31
SPECTRASOURCE CORP
filed 2002-02-14
CIK 830318

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934



                For the Quarterly Period Ended December 31, 2001

                         Commission File Number 0-18515




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


Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Company was required to file such reports); and (2) has been subject to such filing requirements for the
past ninety (90) days;   Yes [X] No [ ]

As of December 31, 2001, there were 6,015,850 shares of ($0.001) par value Common Stock (the Company's only class of voting stock) outstanding.

================================================================================

                                   FORM 10-QSB

                            SPECTRASOURCE CORPORATION

                                TABLE OF CONTENTS





PART I    FINANCIAL INFORMATION

Item  1.  Financial Statements (Unaudited)

          a) Consolidated Balance Sheets at December 31, 2001 and September 30, 2001

          b) Consolidated Statements of Income for the three months ended December 31, 2001 and December 31, 2000

          c) Consolidated Statements of Cash Flows for the three months ended December 31, 2001 and December 31, 2000

          d)  Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation






PART II   OTHER INFORMATION

           None


SIGNATURES

PART I    FINANCIAL INFORMATION
------    ---------------------

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

                   SPECTRASOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                    December 31       September 30
                                                                        2001              2001
                                                                    ------------      ------------
                                                                    (UNAUDITED)
                                     ASSETS
                                     ------
Current Assets
   Cash                                                             $    204,873      $    165,414
   Accounts Receivable, less allowances of $68,585 and $24,080           855,366           905,601
   Prepaid Expenses                                                       88,896            35,863
   Inventory                                                           1,025,346           897,323
                                                                    ------------      ------------
Total Current Assets                                                   2,174,481         2,004,201
                                                                    ------------      ------------
   Fixed Assets, net of accumulated depreciation of
      $327,623 and $321,692                                              411,816           431,953
   Other Assets and Investments                                           13,000            13,000
   Deferred Tax Asset                                                    438,572           470,244
                                                                    ------------      ------------
Total Assets                                                        $  3,037,869      $  2,919,398
                                                                    ============      ============
                   Liabilities and Stockholders' Equity
                   ------------------------------------
Current Liabilities
   Accounts payable and accrued expenses                            $    514,950      $    341,785
   Short Term Debt                                                       749,176           847,143
   Current Maturities of Long Term Debt                                   87,930            87,430
   Due To Affiliates                                                     143,888           127,790
                                                                    ------------      ------------
Total Current Liabilities                                              1,495,944         1,404,148
                                                                    ------------      ------------
Long Term Debt
   Notes Payable, Banks                                                   75,562           114,745
   Notes Payable, Related Parties                                      1,366,268         1,374,313
   Commitments and Contingencies                                            --                --
                                                                    ------------      ------------
Total Long Term debt                                                   1,441,830         1,489,058
                                                                    ------------      ------------
Stockholders' Equity (Deficit)

   Common stock, $.001 par value, 10,000,000 shares authorized, and 6,015,850 shares issued and outstanding at December 31,
     1999 and September 30, 2000                                          16,190            16,190
   Capital in excess of par value                                      3,338,043         3,338,043
   Accumulated Deficit                                                (3,254,138)       (3,328,041)
                                                                    ------------      ------------
Total Stockholders' Equity                                               100,095            26,192
                                                                    ------------      ------------
Total Liabilities and Stockholders' Equity                          $  3,037,869      $  2,919,398
                                                                    ============      ============

           The Accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   SPECTRASOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (LOSS)


                                                              THREE MONTHS ENDED    THREE MONTHS ENDED
                                                              December 31, 2001     December 31, 2000
                                                              ------------------    ------------------

Sales                                                         $        1,673,359    $        1,686,058
Cost of Sales                                                            937,317             1,052,960
                                                              ------------------    ------------------
    Gross Profit                                                         736,042               633,098
                                                              ------------------    ------------------

Costs of Products Sold
    Selling and administrative expenses                                   15,055                21,946
    Depreciation and amortization                                         23,776                17,115
    Other costs and operating expenses                                   593,013               613,949
                                                              ------------------    ------------------
Total Costs of Products Sold                                             631,844               653,010
                                                              ------------------    ------------------

Income (Loss) from operations                                            104,198               (19,912)

Other Income:
    Interest Income                                                           45                   778
    Miscellaneous Other Income (Expense)                                   1,332
                                                              ------------------    ------------------
Total Other Income                                                         1,377                   778
                                                              ------------------    ------------------

Income from consolidated companies before income taxes                   105,575               (19,134)

Provision for income taxes                                                31,672                     0
                                                              ------------------    ------------------
Net Income or (Loss)                                          $           73,903    $          (19,134)
                                                              ==================    ==================

Basic earnings (loss) per common share:                                     0.01                 (0.00)

Weighted average number of common shares                               6,015,850             6,015,850















                      See Notes to Consolidated Statements

                            SPECTRASOURCE CORPORATION
                         CONSOLIDATED STATEMENT OF CASH FLOW


                                                              THREE MONTHS ENDED    THREE MONTHS ENDED
                                                              December 31, 2001     December 31, 2000
                                                              ------------------    ------------------
                                                                   (UNAUDITED)          (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income From Operations                                    $           73,903    $          (19,134)
Adjustments to reconcile net income:
    Depreciation                                                          23,776                17,115
    Allowance for bad debt                                                 4,403                 2,705
    Deferred Taxes                                                        31,672
    (Increase) Decrease in Accounts Receivable                            45,832               553,644
    Due from related parties
    (Increase) Decrease in Inventory                                    (128,023)              (60,251)
    (Increase) Decrease in Prepaid                                       (53,033)              (80,203)
    Increase (Decrease) in Accounts Payable                              173,165              (566,299)
                                                              ------------------    ------------------

Net cash provided from (used in) operations                              171,694              (152,423)
                                                              ------------------    ------------------

CASH FLOW FROM INVESTING ACTIVITIES
    Equipment purchases                                                   (3,639)             (147,895)
    Decrease in LT Deposits                                                                     30,888
                                                              ------------------    ------------------

Net cash from investing activities                                        (3,639)             (117,007)
                                                              ------------------    ------------------

CASH FLOW FROM FINANCING ACTIVITIES
    Increase (Decrease) in ST debt                                       (97,967)
    Proceeds (Payment) from LT debt                                      (46,728)              107,587
    Draws on Lines of Credit                                                                    73,969
    Payment of LT Notes to Shareholder                                                         (25,618)
    Proceeds from Related Party Financing                                                       18,631
    Increase (Decrease) in due to affiliates                              16,098
                                                              ------------------    ------------------

Net cash provided by financing activities                               (128,597)              174,569
                                                              ------------------    ------------------

Net Increase (Decrease) in cash and equivalents                           39,459               (94,861)
Cash and equivalents, beginning of period                                165,414               219,257
                                                              ------------------    ------------------
Cash and equivalents, end of period                           $          204,873    $          124,396
                                                              ==================    ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for interest                                    $           16,408    $           27,013



                 See Notes to Consolidated Financial Statements.

                            SPECTRASOURCE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of December 31, 2001 and for the three months ended December 31, 2001 and December 31, 2000, have been made. The results of operations for the period ended December 31, 2001 are not necessarily indicative of the operating results for the full year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements contained in this Quarterly Report on Form 10-QSB, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", "projections", and words of similar import, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned not to put undue reliance on forward-looking statements. All forward-looking statements are made as of the date hereof and are based on information available to the parties as of such date. The Company does not undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Form 10-QSB. It is important to note that actual outcome and the actual results could differ materially from those in such forward-looking statements. Factors that could cause actual results to differ materially include risks and uncertainties such as future economic conditions, corporate and marketplace changes, all as more fully described in the Company's Report on Form 10-K for the period ended September 30, 2001 under Management's Discussion and Analysis of Financial Conditions and Results of Operations "Assumptions Underlying Certain Forward-Looking Statements and Factors that May Affect Future Results" and elsewhere from time to time in the Company's other SEC reports.

Plan of Operations
------------------

The Company is a leading provider of electrical components, advanced wiring, home networks and hardware to the residential and commercial markets. Over the next twelve months, the Company expects to focus on its nationwide expansion program by leveraging the customer base of its long established Texas divisions. These divisions currently sell to most of the major builders in its market, many of whom have national operations. The Company anticipates that its subsidiary, Connect Source Communications, will substantially complete the start-up phase of its residential fiber optics and structured wiring product line. In November, 2001, Connect Source expanded its commercial fiber optics and advanced wiring networks division to include the residential building market. At that time it entered into an agreement with Carlisle Homes to provide and install CAT 5E/RG6 quad advanced wiring and Grayfox Network Systems for 135 homes. In December, 2001, the Company furthered its penetration into the custom residential market with the providing of home networks to Gordon/Klein Custom Homes.

The company has expanded it's licensed Old Jacksonville Ceiling Fan product line to include several new high end models that are generating high demand in their target markets with a much higher than average profit margins as well as a substantially higher profit per unit.

With the possible exception of raising funds for expansion purposes, the Company does not anticipate the need to raise additional funds in the next twelve months. Cash flow is expected to improve as Connect Source completes its start-up phase. In addition, cash uses as a percentage of gross revenue, is expected to decrease with the recent completion of an internally financed facility expansion that consolidates the Company's Houston divisions.

The Company anticipates no substantial performance of product research and development, purchases of significant equipment, or significant changes in the number of employees over the next twelve months.

Financial Results
-----------------

For the quarter ended December 31, 2001, the Company reported net income of $73,903 compared to a net loss of ($19,134) for the quarter ended December 31, 2000. The increase in earnings is due to higher gross margins resulting from the company's ability to continue to reduce cost of goods through volume importing due to consolidated purchases of the various departments. This, coupled with the Company's expansion of the high end, high margin Old Jacksonville product line and strategy of marketing its entire product and service line in one turnkey product package is expected to add considerably to net earnings and help fuel the profitable growth of the Company. Operating costs decreased slightly due to the absence of non-recurring professional fees incurred in the quarter ended December 31, 2000 related to the Company's merger. Going forward, the Company expects to realize a decrease in general and administrative costs as a result of the recent consolidation of subsidiary headquarter functions into one physical facility.

Gross revenues for the quarter ended December 31, 2001 remained steady at $1,691,003 compared to $1,686,058 for the quarter ended December 31, 2000. Excellent quarterly revenues from the Company's Gulf Coast Fan subsidiary counteracted recessionary pressures on the Company's industry and the economy in general.

Net cash flow for the quarter ended December 31, 2001 was $39,458 compared to ($94,861) for the quarter ended December 31, 2000. During the 12 months ending December 31, 2001, the Company invested approximately $450,000 in start-up costs at its Connect Source subsidiary and in non-recurring capital investments without increasing total liabilities. The Company believes these strategic investments position the Company to successfully focus on its nationwide expansion program.


PART II. OTHER INFORMATION

         None.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

February 14, 2002

SPECTRASOURCE CORPORATION

By:  /s/ CHARLES E. SHEFFIELD
     ----------------------------------------------
     Charles E. Sheffield, Chief Executive Officer,
     President and Director