Form 10QSB
period 2002-03-31
SPECTRASOURCE CORP
filed 2002-05-15
CIK 830318

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

 Annual Report Pursuant to Section 13 or 15 (d) of The Securities Exchange Act
                                    of 1934

                For the Quarterly Period Ended March 31, 2002

                         Commission File Number 0-18515

                            SPECTRASOURCE CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


                NEVADA                                  93-0960302
   ---------------------------------          ------------------------------
    (State or other jurisdiction of         (IRS Employer Identification Number)
     incorporation or organization)


                            14900 WESTHEIMER, SUITE X
- ------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

         Company's telephone number, including area code: (281) 558-3032

Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Company was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days; Yes (X) No ()

As of March 31, 2002 there were 6,015,850 shares of ($0.001) par value Common Stock (the Company's only class of voting stock) outstanding.


================================================================================

                                   FORM 10-QSB

                            SPECTRASOURCE CORPORATION

                                TABLE OF CONTENTS

PART I      Financial Information

Item  1.    Financial Statements (Unaudited)

            a) Consolidated Balance Sheets at March 31, 2002 and September 30, 2002

            b) Consolidated Statements of Income for the three and six month periods ended March 31, 2002, and March 31, 2001

            c) Consolidated Statements of Cash Flows for the six months ended March 31, 2002 and March 31, 2001

            d)    Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

PART II     Other Information

None

SIGNATURES

PART I      FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

                   SPECTRASOURCE CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET

                                                                         March 31,           September 30,
                                                                            2002                  2002
                                                                        -----------           -----------
                                                                        (UNAUDITED)
Assets
  Current Assets
     Cash                                                               $   136,385           $   165,414
     Accounts Receivable, less reserve of $68,585 and $24,080               799,770               905,601
     Prepaid Expenses                                                        72,056                35,863
     Inventory                                                            1,142,488               897,323
                                                                        -----------           -----------
  Total Current Assets                                                    2,150,699             2,004,201
                                                                        -----------           -----------
     Fixed Assets, net of Accumulated Depreciation of $347,761
     and $321,692                                                           467,677               431,953
     Other Assets and Investments                                            13,011                13,000
     Deferred Tax Asset                                                     433,211               470,244
                                                                        -----------           -----------
Total Assets                                                            $ 3,064,598           $ 2,919,398
                                                                        ===========           ===========
Liabilities and Stockholders' Equity
  Current Liabilities
     Accounts Payable and Accrued Expenses                              $   483,835           $   341,785
     Short Term Debt                                                        765,040               847,143
     Current Maturities of Long Term Debt                                    87,930                87,430
     Due To Affiliates                                                      141,888               127,790
                                                                        -----------           -----------
  Total Current Liabilities                                               1,478,693             1,404,148
                                                                        -----------           -----------
  Long Term Debt
     Notes Payable, Banks                                                   111,156               114,745
     Notes Payable, Related Parties                                       1,363,369             1,374,313
     Commitments and Contingencies                                             --                    --
                                                                        -----------           -----------
  Total Long Term Debt                                                    1,474,525             1,489,058
                                                                        -----------           -----------
  Stockholders' Equity
     Common stock, $.001 par value, 10,000,000
     shares authorized, and 6,015,080 shares issued
     and outstanding at March 31, 2002 and
     September 30, 2001, respectively                                        16,190                16,190
     Capital in excess of par value                                       3,338,043             3,338,043
     Accumulated Deficit                                                 (3,242,853)           (3,328,041)
                                                                        -----------           -----------
  Total Stockholders' Equity                                                111,380                26,192
                                                                        -----------           -----------
Total Liabilities and Stockholders' Equity                              $ 3,064,598           $ 2,919,398
                                                                        ===========           ===========

                 See Notes to Consolidated Financial Statements

                   SPECTRASOURCE CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED INCOME SHEET

                                               THREE MONTHS    SIX MONTHS      THREE MONTHS      SIX MONTHS
                                                   ENDED          ENDED           ENDED            ENDED
                                                 MARCH 31        MARCH 31,       March 31         MARCH 31,
                                                   2002            2002            2001             2001
                                                -----------     -----------     -----------      -----------
Sales                                           $ 1,485,527     $ 3,176,530     $ 1,378,334      $ 3,064,392
Cost of Sales                                       512,048       1,467,009         976,571        2,029,531
                                                -----------     -----------     -----------      -----------
       Gross Profit                                 973,479       1,709,521         401,763        1,034,861
                                                -----------     -----------     -----------      -----------
Costs of Products Sold
       Selling and administrative expenses           14,208          37,070         106,741          128,687
       Depreciation and amortization                 20,138          43,914          24,452           41,567
       Other costs and operating expenses           922,486       1,507,692         560,611        1,174,560
                                                -----------     -----------     -----------      -----------
Total Costs of Products Sold                        956,832       1,588,676         691,804        1,344,814
                                                -----------     -----------     -----------      -----------
Income (Loss) from operations                        16,647         120,845        (290,041)        (309,953)

Other Income:
       Interest Income                                 --                45             572            1,350
       Miscellaneous Other Income (Expense)            --             1,331
                                                -----------     -----------     -----------      -----------
Total Other Income                                        0           1,376             572            1,350
                                                -----------     -----------     -----------      -----------
Income before taxes                                  16,647         122,221        (289,469)        (308,603)

Deferred provision for income taxes                   5,361          37,033
                                                -----------     -----------     -----------      -----------

Net Income or (Loss)                            $    11,286     $    85,188     $  (289,469)     $  (308,603)
                                                ===========     ===========     ===========      ===========

Basic earnings (loss) per common share:                0.00            0.01           (0.05)           (0.05)

Weighted average number of common shares          6,015,850       6,015,850       6,015,850        6,015,850

                 See Notes to Consolidated Financial Statements

                            SPECTRASOURCE CORPORATION
                         CONSOLIDATED STATEMENT OF CASH FLOW

                                                    SIX MONTHS     SIX MONTHS
                                                       ENDED          ENDED
                                                     March 31,      March 31,
                                                        2002           2001
                                                     ---------      ---------
                                                    (UNAUDITED)     (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES
Net Income From Operations                           $  85,188      $(308,603)
Adjustments to reconcile net income:
   Depreciation                                         20,138         41,567
   Allowance for bad debt                                4,403         11,255
   Deferred Taxes                                       37,033
   (Increase) Decrease in Accounts Receivable          101,428        230,595

   (Increase) Decrease in Inventory                   (245,165)       (14,731)
   (Increase) Decrease in Prepaid                      (36,193)       (10,951)
   Increase (Decrease) in Accounts Payable             142,050       (165,260)
                                                     ---------      ---------

Net cash provided from (used in) operations            108,881       (216,128)
                                                     ---------      ---------

CASH FLOW FROM INVESTING ACTIVITIES
   Equipment Purchases                                 (55,862)      (145,580)
   Decrease in Long Term Deposits                                      35,335
                                                     ---------      ---------

Net cash from investing activities                     (55,862)      (110,245)
                                                     ---------      ---------

CASH FLOW FROM FINANCING ACTIVITIES
   Increase (Decrease) in Short Term debt              (82,103)       171,436
   Proceeds (Payment) from Long Term debt              (14,033)       111,972

   Payment of Long Term Notes                                         (48,985)
   Proceeds from Related Party Financing                               21,348
   Increase (Decrease) in Due to Affiliates             14,098
                                                     ---------      ---------

Net cash provided by financing activities              (82,038)       255,771
                                                     ---------      ---------

Net Increase (Decrease) in cash and equivalents        (29,018)       (70,602)
Cash and equivalents, beginning of period              165,414        219,257
                                                     ---------      ---------
Cash and equivalents, end of period                  $ 136,385      $ 148,655
                                                     =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest                            $  30,737      $  47,296

                 See Notes to Consolidated Financial Statements.

                            SPECTRASOURCE CORPORATION
                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION
The accompanying interim financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 2002 and for the six months ended March 31, 2002 and March 31, 2001, have been made. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

    PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant inter-company transactions.

    USE OF ESTIMATES
The preparation of these financial statements requires the use of certain estimates by management in determining the Company's' consolidated assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS
Cash and cash equivalents consist of highly liquid investments that are readily convertible into cash and have a maturity of three months or less.

    REVENUE RECOGNITION
The Company recognizes revenue at the time of sale. The Company reserves allowances for doubtful accounts based on its collections experience.

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

    COMPREHENSIVE INCOME
Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income", became effective for fiscal years beginning after March 15, 1997, and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company had no comprehensive income other than net income during the periods included in the accompanying financial statements.

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

The Company has expanded its licensed Old Jacksonville Ceiling Fan product line to include several new high end models that are generating high demand in their target markets with a much higher than average profit margins as well as a substantially higher profit per unit. The Company recently announced a contract to be the sole source provider of ceiling fans to another leading Texas homebuilder with a national market.

With the possible exception of raising funds for expansion purposes, the Company does not anticipate the need to raise additional funds in the next twelve months. The Company anticipates that its subsidiary, Connect Source Communications, will substantially complete the start-up phase of its residential fiber optics and structured wiring product line over the next twelve months. Cash flow is expected to improve as the Connect Source division completes its start-up phase.

The Company anticipates no substantial performance of product research and development, purchases of significant equipment, or significant changes in the number of employees over the next twelve months.

Financial Results
-----------------
For the three and six month periods ended March 31, 2002, the Company reported net income of $11,286 and $85,188, respectively, compared to net losses of ($289,469) and ($308,603) for the respective three and six month periods ended March 31, 2001. The second quarter time period covers the seasonal slowdown in the residential construction industry and is historically the Company's most challenging quarter, financially. The positive earnings is due to higher gross margins resulting from reducing cost of goods through volume importing and consolidated purchases for the various divisions. This, coupled with the Company's expansion of the high end, high margin Old Jacksonville product line and strategy of marketing its entire product and service line in one turnkey product package is expected to add considerably to net earnings and create a foundation for the profitable growth of the Company. It is anticipated that April, 2002's results will be in the range of $54,000 before tax.

Operating costs decreased slightly due to the absence of non-recurring professional fees incurred in the quarter ended March 31, 2001 related to the

Company's merger. Going forward, the Company expects to realize a decrease in general and administrative costs as a result of the recent consolidation of subsidiary headquarter functions into one physical facility.

Gross revenues for the quarter ended March 31, 2002 increased 7.8% to $1,485,527 compared to $1,378,334 for the quarter ended March 31, 2001. Excellent quarterly revenues from the Company's Gulf Coast Fan subsidiary counteracted recessionary pressures on the Company's industry and the economy in general.

Net cash flow for the six-month period ended March 31, 2002 was ($29,018) compared to ($70,602) for the six-month period ended March 31, 2001. Negative cash flow for the current six-month period is attributable to non-recurring planned increases in inventory to stock the Company's expansion of its signature showroom and from reducing debt. Without the inventory increase, cash flow would have been positive $274,183 for the second quarter. During the 12 months ending March 31, 2002, the Company invested approximately $350,000 in start-up costs into its Connect Source subsidiary and in non-recurring capital investments. The Company believes these strategic investments position the Company to successfully focus on its nationwide expansion program.


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