Form 10QSB
period 2002-06-30
SPECTRASOURCE CORP
filed 2002-08-13
CIK 830318

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

  Annual Report Pursuant to Section 13 or 15 (d) of The Securities Exchange Act
                                     of 1934

                  For the Quarterly Period Ended June 30, 2002

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


                            14900 WESTHEIMER, SUITE X
                    ----------------------------------------
                    (Address of Principal Executive Offices)

         Company's telephone number, including area code: (281) 558-3032

Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Company was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days; Yes (X) No ()

As of June 30, 2002 there were 6,015,850 shares of ($0.001) par value Common Stock (the Company's only class of voting stock) outstanding.





================================================================================

                                   FORM 10-QSB

                            SPECTRASOURCE CORPORATION

                                TABLE OF CONTENTS

PART I      Financial Information

Item  1.    Financial Statements (Unaudited)

            a)   Consolidated Balance Sheets at June 30, 2002 and September
                 30, 2001

            b) Consolidated Statements of Income for the three and nine month periods ended June 30, 2002, and June 30, 2001

            c) Consolidated Statements of Cash Flows for the nine months ended June 30, 2002 and June 30, 2001

            d)   Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

PART II     Other Information

None

SIGNATURES

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)



                   SPECTRASOURCE CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET

                                                                                     June 30,    September 30,
                                                                                       2002           2001
                                                                                   -----------    -----------
                                                                                   (UNAUDITED)
Assets
   Current Assets
      Cash                                                                         $   116,042    $   165,414
      Accounts Receivable, less reserve of $68,585 and $24,080                         971,491        905,601
      Prepaid Expenses                                                                 142,133         35,863
      Inventory                                                                      1,221,557        897,323
                                                                                   -----------    -----------
   Total Current Assets                                                              2,451,223      2,004,201
                                                                                   -----------    -----------

      Fixed Assets,net of Accum. Dep. of $376,275 and $321,692                         465,705        431,953
      Other Assets and Investments                                                      13,500         13,000
      Deferred Tax Asset                                                               363,308        470,244
                                                                                   -----------    -----------

Total Assets                                                                       $ 3,293,736    $ 2,919,398
                                                                                   ===========    ===========


Liabilities and Stockholders' Equity
   Current Liabilities
      Accounts payable and accrued expenses                                        $   600,099    $   341,785
      Short Term Debt                                                                  868,190        847,143
      Current Maturities of Long Term Debt                                              87,930         87,430
      Due To Affiliates                                                                127,790        127,790
                                                                                   -----------    -----------
   Total Current Liabilities                                                         1,684,009      1,404,148
                                                                                   -----------    -----------

   Long Term Debt
      Notes Payable, Banks                                                              88,275        114,745
      Notes Payable, Related Parties                                                 1,283,612      1,374,313
      Commitments and Contingencies                                                       --             --
                                                                                   -----------    -----------
   Total Long Term debt                                                              1,371,887      1,489,058
                                                                                   -----------    -----------

   Stockholders' Equity (Deficit)

      Common stock, $.001 par value, 10,000,000
      shares authorized, and 6,015,080 shares
      issued and outstanding at June 30, 2002 and
      September 30, 2001, respectively                                                  16,190         16,190
      Capital in excess of par value                                                 3,338,043      3,338,043
      Accumulated Deficit                                                           (3,116,393)    (3,328,041)
                                                                                   -----------    -----------
   Total Stockholders' Equity                                                          237,840         26,192
                                                                                   -----------    -----------

Total Liabilities and Stockholders' Equity                                         $ 3,293,736    $ 2,919,398
                                                                                   ===========    ===========

                 See Notes to Consolidated Financial Statements

                   SPECTRASOURCE CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED INCOME SHEET

                                            THREE MONTHS    NINE MONTHS   THREE MONTHS    NINE MONTHS
                                                ENDED          ENDED          ENDED          ENDED
                                            JUNE 30, 2002  JUNE 30, 2002  JUNE 30, 2001  JUNE 30, 2001
                                            ------------    -----------    -----------    -----------
Sales                                        $ 1,608,286    $ 4,784,816    $ 1,616,636    $ 4,681,028
Cost of Sales                                    659,643      2,126,652        867,067      2,896,598
                                             -----------    -----------    -----------    -----------
      Gross Profit                               948,643      2,658,164        749,569      1,784,430
                                             -----------    -----------    -----------    -----------

Costs of Products Sold
      Selling and administrative expenses         22,488         59,558         58,818        187,505
      Depreciation and amortization               28,513         72,427         32,104         73,671
      Other costs and operating expenses         701,344      2,209,036        426,451      1,601,011
                                             -----------    -----------    -----------    -----------
Total Costs of Products Sold                     752,345      2,341,021        517,373      1,862,187
                                             -----------    -----------    -----------    -----------

Income (Loss) from operations                    196,298        317,143        232,196        (77,757)

Other Income:
      Interest Income                                (45)             0            323          1,673
      Miscellaneous Other Income (Expense)           110          1,441           (134)          (134)
                                             -----------    -----------    -----------    -----------
Total Other Income                                    65          1,441            189          1,539
                                             -----------    -----------    -----------    -----------

Income before taxes                              196,363        318,584        232,385        (76,218)

Provision for income taxes                        69,903        106,936
                                             -----------    -----------    -----------    -----------

Net Income or (Loss)                         $   126,460    $   211,648    $   232,385    $   (76,218)
                                             ===========    ===========    ===========    ===========


Basic earnings (loss) per common share:             0.02           0.04           0.04          (0.01)

Weighted average number of common shares       6,015,850      6,015,850      6,015,850      6,015,850

                 See Notes to Consolidated Financial Statements

                   SPECTRASOURCE CORPORATION AND SUBSISIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOW


                                                    NINE MONTHS     NINE MONTHS
                                                      ENDED           ENDED
                                                   JUNE 30, 2002   JUNE 30, 2001
                                                   ------------    ------------
                                                    (UNAUDITED)     (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income From Operations                         $    211,648    $    (76,218)
Adjustments to reconcile net income:
     Depreciation                                        28,513          73,671
     Allowance for bad debt                               7,274           6,485
     Deferred Taxes                                     106,936
     (Increase) Decrease in Accounts Receivable         (73,164)        186,886
     Due from related parties
     (Increase) Decrease in Inventory                  (324,234)         59,235
     (Increase) Decrease in Prepaid                    (106,270)        (10,976)
     Increase (Decrease) in Accounts Payable            258,314        (350,752)
                                                   ------------    ------------
Net cash provided from (used in) operations             109,016        (111,669)
                                                   ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES
     Equipment purchases                                (62,265)       (219,128)
     Decrease in LT Deposits                                             35,335
                                                   ------------    ------------

Net cash from investing activities                      (62,265)       (183,793)
                                                   ------------    ------------

CASH FLOW FROM FINANCING ACTIVITIES
     Increase (Decrease) in ST debt                      21,047         135,310
     Proceeds (Payment) from LT debt                   (116,671)        187,790
     Draws on Lines of Credit
     Payment of LT Notes                                                (70,041)
     Proceeds from Related Party Financing                                2,695
     Increase (Decrease) in due to affiliates                 0
                                                   ------------    ------------

Net cash provided by financing activities               (95,624)        255,754
                                                   ------------    ------------

Net Increase (Decrease) in cash and equivalents         (48,872)        (39,708)
Cash and equivalents, beginning of period               165,414         219,257
                                                   ------------    ------------
Cash and equivalents, end of period                $    116,042    $    179,549
                                                   ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                        $     44,722    $     39,460

                 See Notes to Consolidated Financial Statements.

                   SPECTRASOURCE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared by the Company, have been reviewed, but not audited, pursuant to Regulation S-B, Rule 310 of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2002 and for the nine months ended June 30, 2002 and June 30, 2001, have been made. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

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

PLAN OF OPERATIONS
------------------
The Company is a leading provider of electrical components, advanced wiring, home networks and hardware to the residential and commercial markets. Over the next twelve months, the Company expects to focus on its nationwide expansion program by leveraging the customer base of its long established Texas divisions and on expanding its residential fiber optics and structured wiring product line.

The Company continues to benefit from synergies resulting from the consolidation of its divisional sales and marketing organizations and from the implementation of process improvements in product distribution and logistics.

The Company has expanded its licensed Old Jacksonville Ceiling Fan product line to include several new high end models that are generating high demand in their target markets with a much higher than average profit margins as well as a substantially higher profit per unit.

With the possible exception of raising funds for acquisitions, the Company does not anticipate the need to raise additional funds in the next twelve months.

The Company's subsidiary, Connect Source Communications, is on target to complete the start-up phase of its residential fiber optics and structured wiring product line. The Company remains financially committed to increasing its market share of the structured wire and cable market through aggressive marketing or acquisitions.

The Company anticipates no substantial performance of product research and development, purchases of significant equipment, or significant changes in the number of employees over the next twelve months.

FINANCIAL RESULTS
-----------------
For the three and nine month periods ended June 30, 2002, the Company reported net income of $126,460 and $211,648, respectively, compared to net income of $232,385 and ($76,218) for the respective three and nine month periods ended June 30, 2001. The improved nine month earnings are due to reduced cost of goods achieved through a combination of volume importing and consolidated purchases for the various divisions, and from cost synergies achieved in product distribution. This, coupled with the Company's expansion of the high end, high margin Old Jacksonville product line and strategy of marketing its entire product and service line in one turnkey product package is expected to add considerably to net earnings and create a foundation for the profitable growth of the Company.

Gross revenues for the quarter ended June 30, 2002 were $1,608,286 compared to $1,616,636 for the quarter ended June 30, 2001.

Net cash flow for the nine-month period ended June 30, 2002 was ($48,872) compared to ($39,708) for the nine-month period ended June 30, 2001. Negative cash flow for the current nine-month period is attributable to non-recurring planned increases in inventory and fixed assets to accomplish the Company's expansion of its signature showroom and from reducing long-term debt. Net cash flow from operations for the nine-month period ended June 30, 2002 was $109,016 compared to ($111,669) for the nine-month period ended June 30, 2001, reflecting the trend of improved performance of the Company.

PART II.  OTHER INFORMATION

          None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.



SPECTRASOURCE CORPORATION

By:  /s/ CHARLES SHEFFIELD
     ------------------------------------------------
         Charles Sheffield, Chief Executive Officer,
         President and Director