Form 10KSB
period 2002-09-30
SPECTRASOURCE CORP
filed 2002-12-30
CIK 830318

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-KSB



                Annual Report Pursuant to Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

                  For the Fiscal Year Ended September 30, 2002

                         Commission File Number -018515





                            SPECTRASOURCE CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)



          NEVADA                                              93-0960302
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                          Identification Number)



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

Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Company was required to file such reports); Yes (X) No () and (2) has been subject to such filing requirements for the past ninety (90) days; Yes (X) No ()

The issuer's revenues for the twelve months ended September 30, 2002, were $6,647,730.

As of September 30, 2002, there were 7,184,872 shares of ($0.001) par value Common Stock (the Company's only class of voting stock) outstanding. The aggregate market value of the common shares of the Company on September 30, 2002, (based upon the mean of the closing bid and asked price) held by non-affiliates of the Company, was approximately $262,959.


                      DOCUMENTS INCORPORATED BY REFERENCE:


Portions of the Registrant's Form 8-K filed September 6, 2002, relating to the Registrant's acquisition of a significant amount of assets, are incorporated by reference into Part II of this Form 10-K where indicated.

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



SIGNATURES

                         ==============================

PART I

ITEM 1.  BUSINESS


DESCRIPTION OF THE COMPANY'S BUSINESS

SpectraSource Corporation (the Company) was organized under the laws of the State of Nevada on September 21, 1987.

Through its subsidiaries, (the Subsidiaries) the Company provides products and services to residential and commercial builders and developers, the telecommunications market, commercial business applications, building owners, and the general consumer market. These products and services, bundled and marketed in one turnkey package to afford synergistic cost savings to its customers, include lighting, ceiling fans, and associated hardware, fiber optics, structured cabling, security monitoring, and electrical components for residential and commercial uses.

Through its subsidiaries, SpectraSource has served the Texas and Gulf Coast new construction markets for 18 years, maintaining a customer base of over 150 leading residential builders with state and national presence. It also maintains an individual customer base to which it target markets post-construction services and products.

The Company's subsidiaries and their respective lines of business are:

GULF COAST FAN & LIGHT, INC.

Gulf Coast Fan & Light manufactures, installs and supplies the trademarked Old Jacksonville ceiling fan, under an exclusive licensing agreement, to residential builders in the Texas market.

Strict manufacturing quality specifications, low manufacturing costs, and lifetime warranties combine to position the Old Jacksonville line as the industry standard for homebuilders in the Gulf Coast construction market, as witnessed by a 99.3% satisfaction rate on customer surveys.

Industry leading manufacturing quality specifications that distinguish Gulf Coast Fan from other fan manufacturers include:

     o    Multi-Electroplated Finish - to withstand 100% humidity ratings

     o Swivel Mounting system - absorbs the torque and vibration and relieves the stress to the mounting system

     o    Steel Hanging Ball, rather than plastic - for strength and durability

     o Cast Metal Hanging Bracket, instead of stamped metal - for improved stability and alignment

     o Fans secured to downrods with a triple attachment system - to maintain position and safety

     o Multiple capacitors, low tolerance blade alignment to blade irons and motor, anti-vibration and anti-loosening gaskets, micro blade balancing, and the use of moisture depleted high quality hardwood and composite blades - for quiet and smooth operation

o High Quality Energy Efficient Motor - contains fine silicon steel stators and rotors, evenly displaced and tightly bound fine copper windings, and perma-sealed ball bearings

Products:
Ceiling Fans Design and Import
Ceiling Fan Distribution
Ceiling Fan Installation

CONNECT SOURCE COMMUNICATIONS, INC.

Connect Source sells and installs infrastructure cabling, wiring, and network systems for the residential and commercial building market. Connect Source equips homes to readily receive state of the art telecommunications services such as telephone, digital video and music, dedicated Internet connectivity, community intranet, voicemail, home automation, security, Through its WATCHDOG security division, Connect Source also provides 24-our home security monitoring.

Products:
Fiber Optic Risers
Fiber Optic Backbone
Home Network Systems
Interface Panels
Structured Cabling
Security Monitoring

BUILDERS LIGHTING & HARDWARE, INC.

Builders Lighting & Hardware is a major supplier of residential and commercial lighting and hardware fixtures to the residential and commercial building markets, with its signature 25,000 square foot retail showroom and warehousing facility in Houston, Texas.

Products:
Electrical Components
Lighting
Hardware

DESCRIPTION OF TECHNOLOGY

Gulf Coast designs, manufactures, and is the sole distributor of the Old Jacksonville Ceiling Fan brand under a licensing agreement with U.S. Ceiling Fan Corp., a company controlled by the Company's Principal Shareholder.

Builders Lighting and Hardware distributes and wholesales lighting, hardware, and electrical components to the residential and commercial building industry. Its products are branded and commodity items, many of which are available though competing companies.

Connect Source markets its trademarked WATCHDOG security surveillance systems.

The Company employs cost-saving proprietary marketing and delivery of bundled product and service packages to customers, protected under various trade secret laws.

FEDERAL REGULATION

All of the products marketed by the Company meet Underwriters Laboratory ("UL") standards, as required by Federal regulations. There are no other significant regulations that affect the business apart from those regulations affecting commercial enterprises in general. Compliance with environmental laws is an insignificant cost to the Company.

MARKETING

Through its Subsidiaries, the Company markets its products with direct sales, retail stores, the Internet, telephone sales, and other marketing techniques. The Subsidiaries have competed in the commercial and residential building industry for 18 years, and benefit from an excellent reputation in their respective markets. Since the consolidation of its subsidiaries product divisions earlier this year, the Company is unifying its sales force and has begun to cross-markets to the customer bases of its respective subsidiaries.

The Company is planning a nationwide expansion based on utilizing many of its existing customers' national presence to move into new markets served by these customers. This, coupled with cross-market selling and its ability to produce substantial volume cost savings through vertical integration in the manufacturing, purchasing, and distribution product and service mix, is expected to provide substantial growth in both revenue and profits over the next few years.

To help facilitate this growth, the Company is in the final stages of restructuring its warehousing to utilize an address system that will allow efficient locating for stocking and retrieving of products. The Company is also completing plans for a restructuring of its showroom to a revolutionary venue design that will provide a smooth method of moving the customer traffic flow in a manner that makes the selection process much easier and faster than provided in standard showrooms.

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

COMPETITION

There is substantial competition in the wholesale electrical components and hardware, many of which competitors have more resources than the Company. The Company's success depends on its vertical integration, its methods of delivery, and the cross marketing of each division's precision built products with industry leading technical quality to a broad repeat customer base, offering a continually expanding line of goods and services to its target market at attractive prices, providing prompt delivery and service, while maintaining a low-cost overhead structure. National economic conditions impacting the construction industry may affect the Company's performance.

BUSINESS DEVELOPMENT

Effective April 28, 2000, Charles Sheffield increased his ownership of the Company pursuant to a reverse acquisition in which the Company exchanged its common stock for the common stock of three corporations controlled by Mr.
Sheffield: Gulf Coast Fan & Light, Inc. (Gulf Coast); Builder Source, Inc. (Builder Source); and Builders Lighting and Hardware, Inc (Builders Lighting). As a result of the reverse acquisition, Charles Sheffield became the Company's principal shareholder, periodically referred to hereinafter as the `Principal Shareholder'.

In mid-2000, the Company's subsidiary, Connect Source Communications, Inc. (Connect Source) formed a fiber optics and structured cabling division to sell and install fiber optics and structured cabling products to existing and new customers in the commercial and residential building industry.

In September, 2002, the Company purchased the operating assets, and hired the key personnel, of Home Structure Sound, a company engaged in the residential structured cabling and home network business similar to Connect Source. The acquisition of Home Structure Sound propels Connect Source to a market leading position in the residential structured cabling and home network business.

In October, 2002, the Company introduced its security monitoring service under the proprietary trademark name `WATCHDOG Surveillance'. The Company presently provides home security system wiring. Providing surveillance system monitoring complements the Company's existing business and provides a source of recurring revenue streams.


ITEM 2. PROPERTIES

As of September 30, 2002, the Company and its subsidiaries lease four locations in Houston, Dallas and San Antonio totaling approximately 33,000 square feet of office and warehouse space. All leases are at current market rates. The properties are adequately insured, and are suitable and adequate for their intended use.

To improve its business processes, the Company has completed plans to physically consolidate the Houston operations of the Subsidiaries into one leased office and warehouse space.

The Company has no current or planned direct or indirect investments in real estate, real estate mortgages, or real estate activities. Any such investment is subject to approval by the Board of Directors.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The table below sets forth the high and low bid price of common stock through September 30, 2002, as reported by Reuters. Such over-the-counter market quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not necessarily represent actual transactions.

Fiscal Year Ending September 30, 2001                  High           Low
   1st Quarter                                         0.93           0.70
   2ndQuarter                                          0.70           0.30
   3rd Quarter                                         0.80           0.45
   4th Quarter                                         0.80           0.795

Fiscal Year Ending September 30, 2002                  High           Low
   1st Quarter                                         0.80           0.30
   2nd Quarter                                         0.70           0.52
   3rd Quarter                                         0.51           0.30
   4th Quarter                                         0.51           0.25


As of September 30, 2002, the Company had approximately 485 shareholders of record. The Company has never paid cash dividends and has no plans to pay any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


For the twelve months ended September 30, 2002, consolidated revenue was $6,647,730 as compared to $6,200,506 for the twelve months ended September 30, 2001. Consolidated net income for September 30, 2002 and the twelve months ended September 30, 2001 was $237,639 and $107,917, respectively. Earnings before interest, taxes, depreciation and amortization (EBITDA) for the twelve months ended September 30, 2002 was $659,549 as compared to $353,997 for the twelve months ended September 30, 2001. Cash flow from operations for the twelve months ended September 30, 2002 was $257,708, compared to ($26,125) for the twelve months ended September 30, 2001. Gross Profit as a percentage of sales increased from 38.5% for the twelve months ended September 30, 2001 to 41.8% for the twelve months ended September 30, 2002, due to bulk purchasing initiatives instituted by the Company and, to a lesser extent, higher sales margins on ceiling fan products.

The Company continues to commit its investment resources to Connect Source. During fiscal year 2002, to increase its entry into the structured cabling and home network market, the Company purchased the business operations of Home Structure Sound in a transaction valued over $400,000. For the first time since its inception, cash flow from operations of Connect Source subsequent to year-end is positive, marking the subsidiary's emergence from a start-up operation. Management expects Connect Source to generate revenues in excess of $1 million in fiscal year end 2003, compared to $171,000 for the year ended September 30, 2002, with budgeted net profit margins in the 18% range.


The Subsidiaries have had 18 years of profitability with positive cash flows, creating the ability to sustain operations and to finance the new operations of other subsidiaries. This is reflected in the earnings generated from several product lines for which the Company has achieved aggressive profit margins by sustaining minimal costs and high efficiency in both purchasing and delivery and installation of the various product lines. The Company expects that the cash requirements for operations for the next fiscal year will be provided from its subsidiaries. There is no present assurance, however, that these activities will sustain their respective levels of cash flow over the long-term.

Through nationwide expansion as well as acquisitions, the Company plans to capitalize on its market strength, which is to offer a bundled package of lighting, hardware, ceiling fan and structured cabling products and services at one overall lower cost to its wholesale customers. A number of these customers are among the largest builders in the Texas market as well as nationally. The Company plans to utilize this base, coupled with the cross marketing of its product lines and the Home Network Division to optimize this expansion.

The Company is developing targeted marketing initiatives to solicit homeowners to whom the Company, through a residential homebuilder, sold its products during a home's original construction. Using its extensive sales database of homes that contain the Company's lighting, fan, and hardware products, the Company can effectively target these homeowners as product styles change, the age of the home indicates it is due for remodeling, or as the products near the end of their respective lives.

Investment in capital assets is not significant since labor is the major cost of delivery and installation of products. The Company plans no significant investment in capital assets.

Liquidity is expected to increase substantially as funded start-ups are capitalized and the Company should only require short-term cash advances to sustain normal operations. The Company is currently studying a range of logistic plans to optimize the efficiencies gained from centralizing and consolidating the Subsidiaries' warehouse and shipping operations, which was completed during this fiscal year.

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

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS


BUSINESS EXPERIENCE

      NAME              AGE                       POSITION
      ----              ---                       --------
Charles E. Sheffield    49    Chief Executive Officer. Mr. Sheffield is a
                              graduate of the University of Houston with a BBA in Finance. In 1973 he founded Sheffield
                              Construction Co., Inc., which became U. S. Design
                              & Construction Corp. when he marketed this company national in the early and mid-1980's. In the 20 years he headed this company, Mr. Sheffield expanded it from a small local firm to a leading national contractor. During this period, Mr.
                              Sheffield also founded Gulf Coast Fan & Light,
                              Inc. (1984), a major supplier of ceiling fans and electrical components. This base was expanded into a group of companies that provide a host of electrical, hardware, fiber optics, and structured cabling products to the residential and commercial markets.

David Bero              44    Vice President of Operations. Mr. Bero is head of
                              operations for all SpectraSource subsidiaries. He was educated at the University of New Mexico in Business Management. Prior to his joining the Company, he spent 7 years as District Manager of Swiss Colony Stores and owned and operated the Light House, Inc., a lighting company that he founded in 1986 and continued to operate until joining BL&H in 1997.

EA Buchholtz            51    Chief Financial Officer. Mr. Buchholtz graduated
                              from the University of Texas at Austin with a BBA degree in Accounting and General Business. He is also a Certified Public Accountant. Prior to joining the company in 2001, Mr. Buchholtz was controller and treasurer for Albis Corporation.
                              The company is a manufacturer and distributor of plastic resins. In addition to his financial duties, he was also instrumental in the design and implementation of numerous financial and operational systems. He also previously held various financial positions primarily in the oil service industry.

Beruk Zewdie            45    Vice President and Controller. Mr. Zewdie holds a
                              degree in business and accounting from the University of Houston. Prior to his joining the Company in 1987, he held various positions in accounting and operations.

Michael Newman          57    Director. Mr. Newman graduated from Clemson
                              University with a degree in mathematics. He served as a management consultant with Deloite and Touche in Washington, D.C. before buying an oil and gas trucking firm in Mississippi, which he expanded and sold to a public exploration company and continued to serve as President until l991. He returned to Texas where he purchased and operated several Texas and California franchises of the New
                              Horizons Computer Learning Centers. He
                              subsequently sold the built-up business back to the franchisor and continued to serve as President. He recently purchased a Florida Region
                              Franchise of New Horizons Computer Learning
                              Centers.

Leon D. Hogg            82    Director. Mr. Hogg has been a Director of the
                              Company since February 27, 1995. Mr. Hogg is a retired commercial banker who served as President of Therapy Lasers, Inc. from 1995 to April, 2000.
                              He has since served the company in the capacity of public relations, director, and secretary. He holds a bachelor's degree in business from the University of North Texas When operating his mortgage banking firm, Lee Hogg & Co. Inc., Mr.
                              Hogg arranged financing for apartment buildings, office buildings and undeveloped property for many projects in the Houston area.

Geary Broadnax          50    Director. Mr. Broadnax, after studying electrical
                              engineering and photography at Virginia Tech, became a photographer and later, Director of Photography for the Houston Post. In 1992 Mr.
                              Broadnax founded AllSource, Inc., a systems integration company, which became ranked 2nd
                              (second) on the list of Houston's 100 Fastest
                              Growing Companies. In 1995, Mr. Broadnax expanded to become an Internet provider. This company, Insync Internet Services, Inc, became the number one fastest growing technology company in the 1998
                              Houston 100 Fastest Growing Companies list. In
                              2000, he sold Insync to Reliant Energy and Mr.
                              Broadnax became the Senior Vice President of
                              Reliant Energy Communications. After fulfilling the terms of his employment contract with Reliant, he purchased his latest company, Empowerment, Inc., a 7-year old CRM (customer relationship and management) software company. He now serves as its Chairman and CEO.

William Sherrill        74    Director. Mr. Sherrill graduated from the
                              University of Houston with a Bachelors of Business
                              Administration and obtained his MBA from the Harvard Graduate School of Business
                              Administration. He has served as a Governor of the Federal Reserve System in Washington D. C.,
                              Director of the Federal Deposit Insurance
                              Corporation, Treasurer of the City of Houston,
                              Chief Administrative Officer of the City of
                              Houston, Executive Assistant to the Mayor and Port
                              Commissioner of the Port of Houston, and Commissioner to the United Nations Commission for
                              UNESCO. In private industry, he has served as President of Associates Corporation of North
                              America, a multi-billion dollar international financial services corporation, as a member of Gulf and Western's Board of Directors, Chairman,
                              President and CEO of Dasa Corporation, a multi-million dollar telephonics and electronics company with international offices and distribution. He has also served as President of a Commercial Bank and a Federal Credit Union, as well as Executive Vice President of a Savings and Loan Association. As a financial consultant, he has assisted corporations structuring acquisitions, mergers and spin-offs. Mr. Sherrill now teaches Entrepreneurship as an Executive
                              Professor at the University of Houston's College of Business Administration.

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

Management believes that during the period from September 30, 2001 to September 30, 2002, all Section 16 (a) filing requirements applicable to its current officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

In his capacity as President, CEO, and Loan Guarantor, the CEO was granted the following stock options during the fiscal year ended September 30, 2002 for services rendered during the three fiscal years ended in 2000, 2001, and 2002:

                                                                           Percent of total
                    Years services were      Number of securities         options granted to
      Name                rendered        underlying options granted   employees in fiscal year   Exercise price ($/Sh)
Charles Sheffield           2000                    25,000                      17.8                      0.34
Charles Sheffield           2001                    25,000                      17.8                      0.34
Charles Sheffield           2002                    25,000                      17.8                      0.34

No other named executive officer or other employee of the Company was compensated more than $100,000 during the fiscal year ended September 30, 2002.

OPTION AND LONG-TERM COMPENSATION TABLES

On July 31, 2000, the Company adopted an incentive stock option plan. As of September 30, 2002, under this incentive stock option plan, total cumulative options on 312,570 shares have been awarded to 50 employees according to the following schedule, none of which are in-the-money:

                 TOTAL CUMULATIVE OUTSTANDING OPTIONS UNDER ISO

      Name                       Position                      Underlying Shares

Charles Sheffield        President, CEO, Director                   105,000
All Other Employees                                                 207,570
                                                                    -------
     Total                                                          312,570
                                                                    -------

Includes 3 years of total stock option
compensation for those listed above

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

EMPLOYMENT CONTRACTS AND TERMINATION AGREEMENTS

The Company has no standard employment arrangements or termination agreements with any named executive officer or director.

DIRECTOR COMPENSATION

The Company has no standard arrangement by which its directors are compensated. During fiscal year 2002, the Company awarded 10,000 stock options to Directors for each year of service as a Director of the Company,

                                    Number of         Exercise
                              underlying securities     price
  Director                       options granted        ($/Sh)   Expiration date

Charles Sheffield                    30,000             0.34         5 yrs.
Leon Hogg                            30,000             0.30         5 yrs
Mike Newman                          30,000             0.30         5 yrs

Geary Broadnax                       10,000             0.30         5 yrs
William Sherrill                     10,000             0.30         5 yrs
Catherine Cullen, Former Director    10,000             0.30         5 yrs
Mark Chapman, Former Director        50,000             0.30         5 yrs


COMPENSATION COMMITTEE REPORT

The Company's Compensation Committee consists of all Directors. There were no items to report.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock as of September 30, 2002. Unless otherwise indicated, each person has beneficial voting and investment power with respect to the shares owned.

Name and Address of Beneficial Owner     Number of Shares    Percentage of Total

Charles Sheffield
14900 Westheimer
Houston, Texas 77082                       5,425,232(A)             75.5%

(A) Includes shares owned directly and shares owned indirectly by related entities, as follows:

Name and Address of Beneficial Owner     Number of Shares    Percentage of Total

Charles Sheffield
U.S. Design & Construction, Inc.             5,410,855                75.3%
                                                14,377                  .2%
                                            ----------           ----------
   Total                                     5,425,232                75.5%
                                            ==========           ==========

The following table sets forth as of September 30, 2002, the common stock ownership of all officers and directors of the Company:

Name and Address of Beneficial Owner     Number of Shares    Percentage of Total

Leon D. Hogg
6701 Sands Point, Suite 15                      100,400               1.4%
Houston, Texas 77074

Charles Sheffield
14900 Westheimer                              5,425,232              75.5%
Houston, Texas 77082

All Officers Not Listed Above                    14,500               0.2%
                                              ---------          ---------
All Officers and Directors as a Group         5,540,132              77.1%
                                              =========          =========

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective April 28, 2000, the Principal Shareholder acquired control of the Company pursuant to the acquisition as described in Item 1 above.

An affiliated company, controlled by the Principal Shareholder, wholesales ceiling fans of lower quality and lower price points than the Company's products.

Under a licensing agreement with a company controlled by the Principal Shareholder, Gulf Coast Fan & Light is the exclusive licensee of the Old Jacksonville brand of ceiling fan. Payments made under the license agreement for fiscal years ended 2002, 2001, and 2000 were $0, $0, and $170,000 (made prior to the reverse acquisition), respectively.


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


(B)      REPORTS FILED ON FORM 8-K:

On November 27, 2001, the Company filed a Form 8-K announcing the change in the Company's certifying accountant. On September 6, 2002, the Company filed a Form 8-K reporting the acquisition of a significant amount of assets. Both Form 8-K's are incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of December, 2002.

SPECTRASOURCE CORPORATION

By:  /s/ CHARLES SHEFFIELD
     ------------------------------------------
     Charles Sheffield, Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons, in the capacities and on the dates indicated, have signed this Report on Form 10-KSB below.

          NAME                            TITLE                     DATE
          ----                            -----                     ----

/s/ CHARLES E. SHEFFIELD                President,             December 29, 2002
---------------------------       Chief Executive Officer,
Charles E. Sheffield                     Director


/s/ EA BUCHHOLTZ                  Chief Financial Officer      December 29, 2002
---------------------------
EA Buchholtz




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

NOT APPLICABLE.

                   SPECTRASOURCE CORPORATION AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                         REQUIRED BY ITEMS 8 AND ITEM 13

                                      INDEX


A.       FINANCIAL STATEMENTS
         ------------------------------------
         Report of independent certified public accountants

         Consolidated Balance sheet - September 30, 2002, and 2001

         Consolidated Statements of Income for the years ended September 30, 2002 and September 30, 2001

         Consolidated Statements of Shareholders' Equity for the years ended September 30, 2002 and September 30, 2001

         Consolidated Statements of Cash Flows for the years ended September 30, 2002 and September 30, 2001

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

Yartz & Rabalais
800 Bering, Suite 310
Houston, Texas 77057
713-839-8200





                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of SpectraSource Corporation and its Subsidiaries

We have audited the accompanying consolidated balance sheets of SpectraSource Corporation and its subsidiaries as of September 30, 2002 and September 30, 2001, and the related consolidated statements of income, of cash flows and of changes in stockholders' equity for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of SpectraSource Corporation and its subsidiaries at September 30, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


/s/ Yartz & Rabalais
    Yartz & Rabalais

Houston, Texas

December 29, 2002

                            SPECTRASOURCE CORPORATION
                           CONSOLIDATED BALANCE SHEET


                                                        September 30,     September 30,
                                                            2002              2001
                                                        ------------      ------------
ASSETS
   Current Assets
     Cash                                               $    156,350      $    165,414
     Accounts Receivable, less bad debt reserve of
       $125,235 and $24,080, respectively                  1,057,222           905,601
     Prepaid Expenses                                        115,954            35,863
     Inventory                                             1,134,242           897,323
                                                        ------------      ------------
   Total Current Assets                                 $  2,463,767      $  2,004,201

   Fixed Assets, net of accumulated depreciation of
     $399,878 and $321,692                                   451,068           431,953
   Goodwill, net of amortization of $1,670                   400,768
   Deferred Tax Asset (Note 8)                               342,243           470,244
   Other Assets and Investments                               30,816            13,000

                                                        ------------      ------------
Total Assets                                            $  3,688,663      $  2,919,398
                                                        ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
     Accounts payable and accrued expenses              $    592,204      $    341,785
     Short Term Debt (Note 4)                                806,600           847,143
     Current Maturities of Long Term Debt                    141,017            87,430
     Due To Affiliates                                       156,429           127,792
                                                        ------------      ------------
   Total Current Liabilities                               1,696,250         1,404,150

   Long Term Debt (Note 5)
     Notes Payable, Banks                                     12,207           114,743
     Notes Payable, Shareholders                           1,522,548         1,374,313
                                                        ------------      ------------
   Total Long Term debt                                    1,534,755         1,489,056

   Stockholders' Equity (Deficit)
     Common stock, $.001 par value, 10,000,000
       shares authorized, with 7,184,872 and
       6,015,850 shares issued and outstanding at
       September 30, 2002 and September 30, 2001,
       respectively                                           17,356            16,188
     Capital in excess of par value                        3,530,704         3,338,045
     Accumulated Deficit                                  (3,090,403)       (3,328,041)
                                                        ------------      ------------
   Total Stockholders' Equity                                457,657            26,192
                                                        ------------      ------------
Total Liabilities and Stockholders' Equity              $  3,688,662      $  2,919,398
                                                        ============      ============


        The Accompanying Notes are an integral part of these statements.

                            SPECTRASOURCE CORPORATION
              CONSOLIDATED STATEMENT OF INCOME FOR THE YEARS ENDED
                           SEPTEMBER 30, 2002 AND 2001



                                                  September 30,    September 30,
                                                      2002             2001
                                                  ------------     ------------
Sales                                             $  6,647,730     $  6,200,506
Cost of Sales                                        3,869,455        3,808,857
                                                  ------------     ------------
Gross Profit                                         2,778,275        2,391,649

Other Operating Costs
   Selling and administrative expenses                  80,884           45,581
   Depreciation                                        107,280          102,930
   Other costs and operating expenses                2,228,327        2,097,939
                                                  ------------     ------------
Total Other Operating Costs                          2,416,491        2,246,450

                                                  ------------     ------------
Income from operations                                 361,784          145,199

Other Income:
   Interest Income                                          45            2,927
   Miscellaneous Other Income (Expense)                  3,812            1,444
                                                  ------------     ------------
Total Other Income                                       3,857            4,371

                                                  ------------     ------------
Income before income taxes                             365,641          149,570

Provision for income taxes (Note 8)                    128,002           41,653

                                                  ------------     ------------
Net Income                                        $    237,639     $    107,917
                                                  ============     ============

Basic earnings per common share                   $       0.03     $       0.02
Diluted earnings per common share                 $       0.03     $       0.02
Weighted average number of common shares             7,184,872        6,015,850





        The Accompanying Notes are an integral part of these statements.

                            SPECTRASOURCE CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOW
                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001



                                                       September 30,     September 30,
                                                           2002              2001
                                                       ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from operations                             $    237,639      $    107,917
Adjustments to reconcile net income:
   Depreciation                                             107,280           102,930
   Bad debt expense                                          63,924            12,800
   Deferred taxes                                           128,001            41,653
   Increase in Accounts Receivable                         (215,545)          128,646
   Increases in Inventory                                  (236,919)           20,730
   Increase (Decrease) in Prepaid Expenses                  (80,091)           29,134
   Increase (Decrease) in Accounts Payable                  250,418          (469,935)
   Increase (Decrease) in Due to Related Parties             28,639           (23,029)
                                                       ------------      ------------
Net cash provided/(used) in operating activities            254,708           (49,154)
                                                       ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Long term asset purchases                               (527,163)         (305,417)
   Increase (Decrease) in Long Term Deposits                 35,335
                                                       ------------      ------------
Net cash used in investing activities                      (527,163)         (270,082)
                                                       ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                 193,827              (998)
   Proceeds (Repayment) from short term debt                (40,543)          146,988
   Proceeds from long term debt                              99,284           119,403
   (Increase) in long term Investments                      (17,817)


                                                       ------------      ------------
Net cash provided by financing Activities                   263,391           265,393
                                                       ------------      ------------

Net (Decrease) in cash and cash equivalents                  (9,065)          (53,843)
Cash and equivalents, beginning of period                   165,414           219,257
                                                       ------------      ------------
Cash and equivalents, end of period                    $    156,350      $    165,414
                                                       ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for Interest                              $     58,626      $    101,497



        The Accompanying Notes are an integral part of these statements.

                            SPECTRASOURCE CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                        Common Stock            Additional                         Total
                                ---------------------------       Paid in       Accumulated    Stockholders'
                                   Shares          Amount         Capital         Deficit          Equity
                                -----------     -----------     -----------     -----------     -----------

BALANCE, SEPTEMBER 30, 2000       6,015,850     $    16,190     $ 3,338,043     $(3,435,958)    $   (81,725)

   Net Income                                                                       107,917         107,917

                                -----------     -----------     -----------     -----------     -----------
BALANCE, SEPTEMBER 30, 2001       6,015,850     $    16,190     $ 3,338,043     $(3,328,041)    $    26,192

   LT Asset Purchase                339,400             339         192,661                         193,000
   Stock Compensation               829,622             827                                             827
   Net Income                                                                       237,639         237,639
                                -----------     -----------     -----------     -----------     -----------
BALANCE, SEPTEMBER 30, 2002       7,184,872     $    17,356     $ 3,530,704     $(3,090,403)    $   457,657
                                ===========     ===========     ===========     ===========     ===========





        The Accompanying Notes are an integral part of these statements.

                            SPECTRASOURCE CORPORATION
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS


NOTE 1.   ORGANIZATION AND NATURE OF OPERATIONS

SpectraSource Corporation (the Company), through its four subsidiaries, markets products and services to the telecommunications market, commercial business applications, building owners, residential and commercial builders and developers, and the general consumer market. These products and services include fiber optics, structured cabling, home network systems, electrical components, lighting, ceiling fans, and associated hardware.

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

      CASH AND CASH EQUIVALENTS
Cash and cash equivalents consist of highly liquid investments that are readily convertible into cash and have a maturity of three months or less. Cash equivalents are stated at cost, which approximates fair market value.

      REVENUE RECOGNITION
Revenue from product sales is recognized as risk and title to the product transfer to the customer, which usually occurs when shipment, delivery, or installation, whichever is applicable, is made. The Company accrues for allowances for doubtful accounts based on its experience.

      INVENTORIES
Inventories are carried at the lower of cost or market, using average cost. Materials and supplies are valued using the average cost method.

      PROPERTY AND EQUIPMENT
Property and equipment is stated at cost less accumulated depreciation. Property and equipment is depreciated on the straight-line method over their estimated useful lives, which in the opinion of management is adequate to allocate the cost of the property and equipment over their estimated useful lives. Expenditures for renewals, replacements, and betterments are capitalized. Maintenance and repairs are charged to operating expenses as incurred. Upon sale or other disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged against or credited to income.

      GOODWILL
Goodwill represents the excess of purchase price paid over the value assigned to the net tangible and identifiable intangible assets of a business acquired. As described below under Recent Accounting Standards, no amortization of goodwill has been recorded; instead, goodwill will be reviewed for impairment based on fair values.

      DEFERRED SOFTWARE COSTS
Costs to purchase and to develop software for internal use are deferred and amortized on a straight-line basis over 5 years.

      INCOME TAXES
The Company follows the asset and liability approach to account for deferred income taxes. Under this method, deferred taxes are recognized for temporary differences between the book and tax basis of assets and liabilities. These temporary differences are measured using the applicable enacted tax rates and provisions of the enacted tax laws. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

      RECENT ACCOUNTING PRONOUNCEMENTS
In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. SFAS No. 141 is effective for business combinations initiated after June 30, 2001 and has no effect on the Company. SFAS No. 142 prescribes discontinuance of the amortization of goodwill as well as annual review of goodwill for impairment. The Company does not expect the implementation of SFAS No. 142 to result in any impairment of goodwill.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Adoption of SFAS No. 143 and SFAS No. 144 is not expected to have a material effect on the consolidated financial statements of the Company.

In April 2002, the FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. Application of the statement will be required in 2003. The Company does not expect the implementation of SFAS No. 145 to have a material effect on the financial statements of the Company.

In July 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR EXIT OR DISPOSAL ACTIVITIES. SFAS No. 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities and facility closings. SFAS No. 146 will be effective for activities initiated after December 31, 2002. The Company does not expect adoption of SFAS No. 146 to have a material impact on its consolidated financial statements.


NOTE 3.   ACQUISITIONS

On April 28, 2000, the Company acquired all the stock of the Subsidiaries as described below:

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

The acquisition of Builder Source was accomplished by the issuance of an aggregate of 200,000 shares of the Company's Common Stock. Builder Source was incorporated in 1996 and distributes and wholesales hardware and electrical components to the residential and commercial building industry. The operations of Builders Source have since been absorbed into Gulf Coast and Builder's Lighting.

On August 30, 2002, the Company purchased the inventory, work-in-process, trademarks, and other assets of Home Structure Sound, a company in the same line of business as the Connect Source subsidiary. The purchase was valued at $423,000, paid with a combination of cash, debt, and the Company's common stock. Fiscal year 2002 4th quarter pro forma data for the Home Structure Sound division, as if the purchase had occurred at the beginning of the Company's 4th quarter, is as follows:

                  Revenue            $  320,982

                  Net Income         $   57,000

                  EPS                $    0.008

No pro forma data is presented for the prior year interim period as Home Structure Sound was not then in existence.


NOTE 4.   SHORT TERM DEBT

At September 30, 2002, and September 30, 2001, the Company had short-term debt of $806,600 and $847,143, respectively. Short-term debt consists of lines of credit with commercial banks on a revolving basis bearing interest at the current prime rate. These lines of credit expire within twelve to fifteen months from the date of issuance with options to renew with similar terms. These lines of credit are secured by a blanket U.C.C. security filing on inventory, accounts receivable, furniture and fixed assets, and are personally guaranteed by the Principal Shareholder.


NOTE 5.   LONG TERM DEBT

Long-term debt and the amount due within one year at September 30, 2002, and 2001 consist of the following:
                                                      Balance at     Balance at
                                                    September 30,  September 30,
                                                      ----------     ----------
                                 Interest Rate           2002           2001
                                 -------------        ----------     ----------
Notes payable - Banks          Ranges between 0-7%    $   80,572     $  190,458
Notes payable - Shareholders          0-8%             1,595,200      1,386,030
                                                      ----------     ----------
Total long-term debt                                   1,675,772      1,576,488
Less: Current maturities of
  long term debt                                         141,017         87,430
                                                      ----------     -----------
Net long-term debt                                    $1,534,755     $1,489,056
                                                      ==========     ===========

Notes Payable to banks are borrowings from commercial institutions to finance vehicle and equipment purchases and are secured by the assets purchased. On April 28, 2000, the Company issued $1,440,000 in principal amount of Notes Payable to Shareholders to effect the acquisition of Gulf Coast as described in
Note 2 above. This portion of the Notes Payable to Shareholders is collateralized by the common stock of the subsidiaries. On August 30, 2002, the Company issued $184,000 of principal amount of Notes Payable in connection with the purchase of Home Structure Sound, the sellers of which became shareholders of the Company. This portion of the Note Payable to Shareholders is unsecured. The Company, with the consent of the Principal Shareholder, is not currently accruing interest expense on the notes payable to the Principal Shareholder, and is deferring the payment of $447,509 of principal due the Principal Shareholder under the original terms of the notes.

The principal payments required to be made on long-term debt during the next five years are shown below:

            Fiscal Year                       Amount
            -----------                     ---------
               2003                         $ 141,017
               2004                           738,684
               2005                           213,123
               2006                           121,618
        2007 and thereafter                   461,328

NOTE 6.   INCENTIVE STOCK OPTION PLAN

On July 31, 2000, the Company adopted a Stock Incentive Plan (the Plan). The Company may grant incentive stock options (ISOs), non-qualified stock options
(NSOs), restricted stock options, performance units and bonus stock to officers, directors, consultants, or key-employees. The number of shares of Common Stock authorized for issuance under the Plan is 1,500,000. Options have a maximum life of 10 years and a minimum exercise value of no less than 100% of the fair market value of the stock at the grant date, except that an employee with more than 10% of the combined voting power of all classes of stock, whether directly or indirectly, the option price shall be not be less than 110% of such fair market value on the date of grant. The Option price for each non-qualified stock option shall not be less than 50% of the fair market value on the date the option is granted. ISO's may have a vesting period from immediate to 5 years at the discretion of the Committee charged with issuing the options. Options may terminate if employment is terminated and only the employee, officer, and or director may then exercise the vested portion.

At September 30, 2002, the Company's Board of Directors had granted options on a total of 452,570 shares of stock to employees and Directors under the Plan. The options are exercisable at an average strike price of $0.30 - $0.34 cents per share.


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


NOTE 8.   FEDERAL INCOME TAX

The provision for federal income taxes consisted of:

                                        September 30, 2002   September 30, 2001
                                        ------------------   ------------------
Deferred tax provision                       $ 128,002            $  41,653

The Company's deferred income tax asset at the federal statutory rate of 34% are composed of the following differences between financial and tax reporting:

                                        September 30, 2002   September 30, 2001
                                        ------------------   ------------------
Allowance for doubtful accounts              $  36,416            $   8,668
Net operating loss carryforwards (NOLs)        305,827              412,247
Capital loss carryforwards                           0               49,329
Other
                                        =======================================
Total deferred tax asset                     $ 342,243            $ 470,244
                                        =======================================

Based on historical performance, the Company believes that sufficient future taxable income will be generated to realize the entire deferred tax asset prior to expiration of any NOLs and that the realization of the deferred tax asset is more likely than not and therefore no valuation allowance has been established for deferred tax assets.

As of September 30, 2002, the Company's federal consolidated NOLs for income tax purposes were $1,123,237. If not utilized, the Company's federal consolidated NOLs will expire as follows:

              Year                        Amount
              ----                       -------
              2007                        61,237
              2008                       542,000
              2010                       389,000
              2012                        78,000
              2019                        35,000
              2020                        18,000


NOTE 9.   RELATED PARTY TRANSACTIONS

At September 30, 2002 and September 30, 2001, the balance due to related parties controlled by the Principal Shareholder were $120,000 and $127,790, respectively. Transactions with these related parties include advancement of funds for inventory and operating expenses.


NOTE 10.  LEASES

The Company leases various facilities and equipment under non-cancelable lease arrangements for varying periods. As of December 31, 2002, future minimum lease payments for the next five years and thereafter, relating to all non-cancelable operating leases with terms in excess of one year were as follows:


NOTE 11.  FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE
          FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts receivable, accounts payable, short term notes payable, and accrued expenses approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. During September 30, 2002 and September 30, 2001, the Company had no derivative financial instruments.


NOTE 12.  EARNINGS PER SHARE

Basic and Diluted Earnings per Share--Basic earnings per share for income (loss) before extraordinary items for the periods presented are computed based upon the weighted average number of shares outstanding for the periods. Diluted earnings per share for income (loss) before extraordinary items include the effect of outstanding stock options issued under the incentive stock option plan. These stock options were antidilutive in 2002 and 2001. Earnings (loss) per share ("EPS") data is as follows for the years ended September 30:

                                         2002            2001
                                        ------          ------
Thousands of shares                      7,185           6,016
Basic EPS                                 0.03            0.02