Form 10QSB
period 2002-12-31
SPECTRASOURCE CORP
filed 2003-02-13
CIK 830318

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

  Annual Report Pursuant to Section 13 or 15 (d) of The Securities Exchange Act
                                     of 1934

                For the Quarterly Period Ended December 31, 2002

                         Commission File Number 0-18515

                            SPECTRASOURCE CORPORATION

             (Exact Name of Registrant as specified in its charter)


                 NEVADA                                93-0960302
     ------------------------------        ----------------------------------
    (State or other jurisdiction of       (IRS Employer Identification Number)
     incorporation or organization)


                       14900 Westheimer Houston, TX 77082
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

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

As of December 31, 2002, there were 7,184,872 shares of ($0.001) par value Common Stock (the Company's only class of voting stock) outstanding.
================================================================================

                         ==============================

                                   FORM 10-QSB

                            SPECTRASOURCE CORPORATION

                                TABLE OF CONTENTS

PART I      Financial Information

Item  1.    Financial Statements (Unaudited)

            a) Consolidated Balance Sheets at December 31, 2002 and September 30, 2001

            b) Consolidated Statements of Income for the three months ended December 31, 2002 and December 31, 2001

            c) Consolidated Statements of Cash Flows for the three months ended December 31, 2002 and December 31, 2001

            d)    Notes to Consolidated Financial Statements

            e)    Accountant's Review Report


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


SIGNATURES

                         ==============================

PART I      FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)


                   SPECTRASOURCE CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET


                                                     December 31,  September 30,
                                                         2002           2002
                                                     -----------    -----------
                                                     (UNAUDITED)

Assets
  Current Assets
     Cash                                            $   173,259    $   156,350
     Accounts Receivable, less reserve of
       $125,231 and $125,235, respectively             1,030,118      1,057,221
     Prepaid Expenses                                     15,771        115,954
     Inventory                                         1,167,422      1,134,242
                                                     -----------    -----------
  Total Current Assets                                 2,386,570      2,463,767
                                                     -----------    -----------

     Fixed Assets,net of Accumulated Depreciation
       of $392,036 and $399,878, respectively            427,581        451,068
     Goodwill, net of $0 impairment                      400,768        400,768
     Other Assets and Investments                         31,656         30,816
     Deferred Tax Asset                                  344,211        342,243
                                                     -----------    -----------

Total Assets                                         $ 3,590,786    $ 3,688,662
                                                     ===========    ===========


Liabilities and Stockholders' Equity
  Current Liabilities
     Accounts payable and accrued expenses           $   497,060    $   592,204
     Short Term Debt                                     824,600        806,600
     Current Maturities of Long Term Debt                118,834        141,017
     Other                                                28,728         36,429
                                                     -----------    -----------
  Total Current Liabilities                            1,469,222      1,576,250
                                                     -----------    -----------

  Long Term Debt
     Notes Payable, Banks                                 12,117         12,207
     Notes Payable, Shareholders                       1,457,964      1,522,548
     Due to Affiliates                                   120,000        120,000
                                                     -----------    -----------
  Total Long Term debt                                 1,590,081      1,654,755
                                                     -----------    -----------

  Stockholders' Equity (Deficit)

     Common stock, $.001 par value, 10,000,000
       shares authorized, with 7,184,872 and
       6,015,850 shares issued and outstanding
       at September 30, 2002 and September 30,
       2001, respectively                                 17,356         17,356
     Capital in excess of par value                    3,530,704      3,530,704
     Accumulated Deficit                              (3,016,577)    (3,090,403)
                                                     -----------    -----------
  Total Stockholders' Equity                             531,483        457,657
                                                     -----------    -----------

Total Liabilities and Stockholders' Equity           $ 3,590,786    $ 3,688,662
                                                     ===========    ===========

        See Notes to Financial Statements and Accountant's Review Report

                   SPECTRASOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (LOSS)


                                                     THREE MONTHS   THREE MONTHS
                                                        ENDED          ENDED
                                                     DECEMBER 31,   DECEMBER 31,
                                                         2002           2001
                                                     -----------    -----------

Sales                                                $ 1,838,257    $ 1,673,359
Cost of Sales                                            805,730        937,317
                                                     -----------    -----------
           Gross Profit                                1,032,527        736,042
                                                     -----------    -----------

Costs of Products Sold
           Selling and administrative expenses            17,356         15,055
           Depreciation and amortization                  29,056         23,776
           Other costs and operating expenses            880,331        593,013
                                                     -----------    -----------
Total Costs of Products Sold                             926,743        631,844
                                                     -----------    -----------

Income (Loss) from operations                            105,784        104,198

Other Income:
           Interest Income                                     0             45
           Miscellaneous Other Income (Expense)            6,069          1,332
                                                     -----------    -----------
Total Other Income                                         6,069          1,377
                                                     -----------    -----------

Income before taxes                                      111,853        105,575

Provision for income taxes                                38,030         31,672
                                                     -----------    -----------

Net Income or (Loss)                                 $    73,823    $    73,903
                                                     ===========    ===========

Basic and diluted EPS:                                      0.01           0.01

Weighted average number of common shares               7,184,872      6,015,850


        See Notes to Financial Statements and Accountant's Review Report

                            SPECTRASOURCE CORPORATION
                         CONSOLIDATED STATEMENT OF CASH FLOW


                                                     THREE MONTHS   THREE MONTHS
                                                        ENDED          ENDED
                                                     DECEMBER 31,   DECEMBER 31,
                                                         2002           2001
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income From Operations                           $    73,826    $    73,903
Adjustments to reconcile net income:
    Depreciation                                          29,056         23,776
    Allowance for bad debt                                 2,705          4,403
    Deferred Taxes                                        (1,968)        31,672
    (Increase) Decrease in Accounts Receivable            24,398         45,832
    Due from related parties
    (Increase) Decrease in Inventory                     (33,180)      (128,023)
    (Increase) Decrease in Prepaid                       100,183        (53,033)
    Increase (Decrease) in Accounts Payable              (95,144)       173,165
                                                     -----------    -----------

Net cash provided from (used in) operations               99,876        171,695
                                                     -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES
    LT Asset Purchases                                    (5,569)        (3,639)
    Decrease in LT Deposits
                                                     -----------    -----------

Net cash from investing activities                        (5,569)        (3,639)
                                                     -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES
    Issuance of Common Stock                                   0
    Increase (Decrease) in ST debt                        18,000        (97,967)
    Proceeds (Payment) of LT debt                        (86,857)       (46,728)
    (Increase) Decrease in LT Investments                   (840)
    Increase (Decrease) in due to related parties         (7,701)        16,098
                                                     -----------    -----------

Net cash provided by financing activities                (77,398)      (128,597)
                                                     -----------    -----------

Net Increase (Decrease) in cash and equivalents           16,909         39,459
Cash and equivalents, beginning of period                156,350        165,414
                                                     -----------    -----------
Cash and equivalents, end of period                  $   173,259    $   204,873
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for interest                           $    14,035    $    16,408


  See Notes to Consolidated Financial Statements and Accountant's Review Report

                            SPECTRASOURCE CORPORATION
                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2002.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of December 31, 2002 and for the three months ended December 31, 2002 and December 31, 2001, have been made. Certain accounts have been reclassified for clearer reporting. The results of operations for the period ended December 31, 2002 are not necessarily indicative of the operating results for the full year.

        PRINCIPLES OF CONSOLIDATIONS

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

        RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. SFAS No. 141 is effective for business combinations initiated after June 30, 2001 and has no effect on the Company. SFAS No. 142 prescribes discontinuance of the amortization of goodwill as well as annual review of goodwill for impairment. The implementation of SFAS No. 142 has not resulted in any impairment of goodwill to date, nor does the Company expect any impairment in the foreseeable future.

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

NOTE 2. SIGNIFICANT EQUITY INVESTEE

Sales, gross profit, and net income (before application of a 34% income tax rate) for the Gulf Coast Fan & Light subsidiary was $953,382, $614,089, and $163,892, respectively, for the quarter ended December 31, 2002, compared to $884,735, $399,596, and $146,869, respectively, for the quarter ended December 31, 2001.

                               ACCOUNTANT'S REPORT

To The Board of Directors and Stockholders of
SpectraSource Corporation

We have reviewed the accompanying balance sheet of SpectraSource Corporation, a Nevada corporation, as of December 31, 2002, and the related statements of income, retained earnings, and cash flows for the quarter then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountant's. All information included in these financial statements is the representation of the management of SpectraSource Corporation.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.



/s/ Yartz & Rabalais, P.C.

Houston, Texas
February 10, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements contained in this Quarterly Report on Form 10-QSB, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", "projections", and words of similar import, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned not to put undue reliance on forward-looking statements. All forward-looking statements are made as of the date hereof and are based on information available to the parties as of such date. The Company does not undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Form 10-QSB. It is important to note that actual outcome and the actual results could differ materially from those in such forward-looking statements. Factors that could cause actual results to differ materially include risks and uncertainties such as future economic conditions, corporate and marketplace changes, all as more fully described in the Company's Report on Form 10-KSB for the period ended September 30, 2002 under Management's Discussion and Analysis of Financial Conditions and Results of Operations "Assumptions Underlying Certain Forward-Looking Statements and Factors that May Affect Future Results" and elsewhere from time to time in the Company's other SEC reports.

PLAN OF OPERATIONS
------------------

The Company is a leading provider of ceiling fans, electrical components, advanced wiring, home networks and hardware to the residential and commercial markets. The Company continues to focus on its nationwide expansion program by leveraging the customer base of its long established Texas divisions. These divisions currently sell to most of the major builders in its market, many of whom have national operations.

The Company does not anticipate the need to raise additional funds in the next twelve months. As reported in previous Registrant's filings, the Company met its target schedule to complete the start-up phase of its Connect Source division and the consolidation of warehousing, administrative and overhead functions.

The Company plans to increase its focus on implementing a state of the art warehousing and inventory tracking system.

The Company anticipates no substantial performance of product research and development, purchases of significant equipment, or significant changes in the number of employees over the next twelve months.

FINANCIAL RESULTS
-----------------

For the quarter ended December 31, 2002, the Company reported net income of $73,823 compared to net income of 73,903 for the quarter ended December 31, 2001. Gross revenues for the quarter ended December 31, 2002 were $1,838,257 compared to $1,673,359 for the quarter ended December 31, 2001. The increase in revenue was offset by a corresponding increase in labor charges on product installation. Net cash flow for the quarter ended December 31, 2002 was $16,909 compared to 39,459 for the quarter ended December 31, 2001.

The Company's strategic investment in its Connect Source structured wiring division was enhanced with the purchase of the operating assets of Home Structure Sound shortly prior to fiscal year ended September 30, 2002. Revenues for Connect Source for the quarter ended December 31, 2002 was $264,390, compared to $6,935 for the quarter ended December 31, 2001. EBITDA for Connect Source for the quarter ended December 31, 2002 was $1825, compared to ($52,363) for the quarter ended December 31, 2001, reflecting the division's emergence from a start-up operation.

The Company's Gulf Coast Fan & Light subsidiary continues to increase market share with its trademarked Old Jacksonville brand ceiling fan. Net income for the quarter ended December 31, 2002 grew 11% to $163,892, compared to $146,869 for the quarter ended December 31, 2001.

The Company's Builder's Lighting and Hardware division experienced a decrease in revenue and net income for the quarter just ended due to industry-wide recessionary pressures on the residential home building market. Revenue and after-tax net income for the quarter ended December 31, 2002 was $616,353 and ($39,756), respectively, compared to $756,133 and $25,614, respectively, for the quarter ended December 31, 2001. Management has addressed organizational issues and the cost structure of the division and expects it to return to profitability in subsequent quarters.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


SPECTRASOURCE CORPORATION

By:  /s/ CHARLES SHEFFIELD
    -------------------------------------------
    Charles Sheffield, Chief Executive Officer,
    President and Director