Form 10QSB
period 2003-03-31
SPECTRASOURCE CORP
filed 2003-05-15
CIK 830318

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-QSB



                 Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


                         Commission File Number 0-18515





                            SPECTRASOURCE CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)



            NEVADA                                         93-0960302
 ------------------------------                       ----------------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                       Identification Number)


                            14900 WESTHEIMER, SUITE X
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)



         Company's telephone number, including area code: (281) 558-3032



Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Company was required to file such reports); and (2) has been subject to such filing requirements for the
past ninety (90) days;    Yes [X]     No [_]

As of March 31, 2003 there were 7,184,872 shares of ($0.001) par value Common Stock (the Company's only class of voting stock) outstanding.

================================================================================

                         ==============================

                                   FORM 10-QSB

                            SPECTRASOURCE CORPORATION

                         ==============================



                                TABLE OF CONTENTS



PART I      FINANCIAL INFORMATION

Item  1.    Financial Statements

            a) Consolidated Balance Sheets at March 31, 2003 (Unaudited) and September 30, 2002

            b) Consolidated Statements of Income for the three and six month periods ended March 31, 2003 (Unaudited), and March 31, 2002.

            c) Consolidated Statements of Cash Flows for the six months ended March 31, 2003 and March 31, 2002 (Unaudited).

            d)    Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation



PART II     OTHER INFORMATION

Item  1.    Legal Proceedings

Item  6.    Exhibits

            (a)   99.1  Certification of Periodic Financial Reports

            (b)   99.2  Certification of Chief Executive Officer

            (c)   99.3  Certification of Chief Financial Officer



SIGNATURES



                         ==============================

PART I      FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

                   SPECTRASOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                                                       March 31,       September 30,
                                                                         2003              2002
                                                                     ------------      ------------
                                                                      (UNAUDITED)
ASSETS

   Current Assets
      Cash .....................................................     $    126,643      $    156,350
      Accounts Receivable, less reserve of $125,235 and $125,235          933,989         1,057,222
      Prepaid Expenses .........................................           18,341           115,954
      Inventory ................................................        1,325,129         1,134,242
                                                                     ------------      ------------
   Total Current Assets ........................................        2,404,102         2,463,768
                                                                     ------------      ------------
      Fixed Assets, net of Accum. Dep. of $436,762 and $399,878.          418,758           451,069
      Goodwill, net of $0 impairment ...........................          400,767           400,767
      Other Assets and Investments .............................           13,369            30,816
      Deferred Tax Asset .......................................          371,530           342,243
                                                                     ------------      ------------
Total Assets ...................................................     $  3,608,526      $  3,688,663
                                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities
      Accounts payable and accrued expenses ....................     $    399,354      $    592,204
      Short Term Debt ..........................................          735,600           806,600
      Current Maturities of Long Term Debt .....................          154,981           141,017
      Due To Affiliates ........................................          452,243           156,430
                                                                     ------------      ------------
   Total Current Liabilities ...................................        1,742,178         1,696,251
                                                                     ------------      ------------

   Long Term Debt
      Notes Payable, Banks .....................................           38,361            12,207
      Notes Payable, Related Parties ...........................        1,357,566         1,522,548
      Commitments and Contingencies ............................               --                --
                                                                     ------------      ------------
   Total Long Term debt ........................................        1,395,927         1,534,755
                                                                     ------------      ------------

   Stockholders' Equity (Deficit)

      Common stock, $.001 par value, 10,000,000 shares
         authorized, and 7,184,872 shares issued and
         outstanding at March 31, 2003 and September 30,
         2002, respectively ....................................           17,356            17,356
      Capital in excess of par value ...........................        3,530,704         3,530,704
      Accumulated Deficit ......................................       (3,077,639)       (3,090,403)
                                                                     ------------      ------------
   Total Stockholders' Equity ..................................          470,421           457,657
                                                                     ------------      ------------
Total Liabilities and Stockholders' Equity .....................     $  3,608,526      $  3,688,663
                                                                     ============      ============

                 See Notes to Consolidated Financial Statements

                   SPECTRASOURCE CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED INCOME SHEET



                                               THREE MONTHS       SIX MONTHS       THREE MONTHS       SIX MONTHS
                                                  ENDED             ENDED             ENDED             ENDED
                                              MARCH 31, 2003    MARCH 31, 2003    MARCH 31, 2002    MARCH 31, 2002
                                               ------------      ------------      ------------      ------------
Sales .....................................    $  1,720,995      $  3,559,252      $  1,485,527      $  3,176,530
Cost of Sales .............................       1,218,965         2,223,374           668,048         1,800,009
                                               ------------      ------------      ------------      ------------
      Gross Profit ........................         502,030         1,335,878           817,479         1,376,521
                                               ------------      ------------      ------------      ------------

Costs of Products Sold
      Selling and administrative expenses..          50,645            68,001            14,208            37,070
      Depreciation and amortization .......          15,802            44,858            20,138            43,914
      Other costs and operating expenses...         532,540         1,214,192           766,486         1,174,692
                                               ------------      ------------      ------------      ------------
Total Costs of Products Sold ..............         598,987         1,327,051           800,832         1,255,676
                                               ------------      ------------      ------------      ------------

Income (Loss) from operations .............         (96,957)            8,827            16,647           120,845
Other Income:
      Interest Income .....................               0                 0                 0                45
      Miscellaneous Other Income (Expense).           4,444            10,513                 0             1,331
                                               ------------      ------------      ------------      ------------
Total Other Income ........................           4,444            10,513                 0             1,376
                                               ------------      ------------      ------------      ------------

Income before taxes .......................         (92,513)           19,340            16,647           122,221

Provision for income taxes ................         (31,454)            6,576             5,361            37,033
                                               ------------      ------------      ------------      ------------

Net Income or (Loss) ......................    $    (61,059)     $     12,764      $     11,286      $     85,188
                                               ============      ============      ============      ============

Basic earnings (loss) per common share: ...           (0.01)             0.00              0.00              0.01

Weighted average number of common shares...       7,184,872         7,184,872         6,015,850         6,015,850

                      See Notes to Consolidated Statements

                            SPECTRASOURCE CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOW



                                                      SIX MONTHS        SIX MONTHS
                                                        ENDED             ENDED
                                                    March 31, 2003    March 31, 2002
                                                     ------------      ------------
                                                      (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income From Operations .....................     $     12,764      $     85,188
Adjustments to reconcile net income:
    Depreciation ...............................           44,858            43,914
    Allowance for bad debt .....................                0             4,403
    Deferred Taxes .............................          (29,287)           37,033
    Decrease in Accounts Receivable ............          123,233           101,428
    Due from related parties (Increase) in
       Inventory ...............................         (190,887)         (268,941)
    (Increase) Decrease in Prepaid .............          115,060           (36,193)
    Increase (Decrease) in Accounts Payable ....         (192,850)          142,050
                                                     ------------      ------------
Net cash provided from (used in) operations ....         (117,109)          108,882
                                                     ------------      ------------

CASH FLOW FROM INVESTING ACTIVITIES
    Equipment purchases ........................          (12,548)          (55,862)

Net cash from investing activities .............          (12,548)          (55,862)
                                                     ------------      ------------

CASH FLOW FROM FINANCING ACTIVITIES
    Payments on Short Term debt ................          (71,000)          (82,103)
    Payments on Long Term debt .................         (124,864)          (14,033)
    Increase in Due to Affiliates ..............          295,814            14,098
                                                     ------------      ------------
Net cash provided by financing activities ......           99,950           (82,038)
                                                     ------------      ------------

Net (Decrease) in cash and equivalents .........          (29,707)          (29,018)
Cash and equivalents, beginning of period ......          156,350           165,414
                                                     ------------      ------------
Cash and equivalents, end of period ............     $    126,643      $    136,385
                                                     ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for interest .....................     $     27,137      $     30,737



                 See Notes to Consolidated Financial Statements.

                            SPECTRASOURCE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BASIS OF PRESENTATION
The accompanying interim financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 2003 and for the six months ended March 31, 2003 and March 31, 2002, have been made. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

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

In July 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR EXIT OR DISPOSAL ACTIVITIES. SFAS No. 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities and facility closings. SFAS No. 146 will be effective for activities initiated after December 31, 2002. The Company does not expect adoption of SFAS No. 146 to have a material impact on its consolidated financial statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Plan of Operations
------------------

The Company is a leading reseller and installer of lighting components, premium ceiling fans, advanced wiring, home networks, and hardware to the residential and commercial construction markets. Over the next twelve months, the Company expects to focus on its nationwide expansion program by leveraging the customer base of its long established Texas divisions. These divisions currently sell to most of the major builders in its market, many of whom have national operations.

With the possible exception of raising funds for expansion purposes, the Company does not anticipate the need to raise additional funds in the next twelve months.

The Company anticipates no substantial performance of product research and development, purchases of significant equipment, or significant changes in the number of employees over the next twelve months.

Financial Results
-----------------

For the three and six month periods ended March 31, 2003, the Company reported net income (loss) of ($61,059) and $12,764, respectively, compared to net income of $11,286 and $85,188 for the respective three and six month periods ended March 31, 2002. The second quarter time period covers the seasonal slowdown in the residential construction industry and is historically the Company's most challenging quarter, financially. The net loss for the quarter ended March 31, 2003 is generally attributable to a slowdown in multi-family residential construction and to reduced demand for high-end lighting components, a result of the generally soft economy. In addition, during the quarter ended March 31, 2003, the Company incurred approximately $80,000 relating to advertising and to the hiring and training of new employees in the structured wire and cabling division to meet the growth needs of this line of business. The demand for the Company's ceiling fan products remains strong, although profit margins have been slightly impacted by increased competition in the market. The Company's structured wire and cabling division continues to meet its revenue growth targets, accounting for approximately 16% of the Company's revenue for both the three and six-month periods ending March 31, 2003, compared to 1% for the respective periods of the prior year.

Gross revenues for the quarter ended March 31, 2003 increased 15.8% to $1,720,995 compared to $1,485,527 for the quarter ended March 31, 2002. Stable quarterly revenues from the Company's Gulf Coast Fan subsidiary and growth in the Connect Source subsidiary's structured cabling business counteracted recessionary pressures on the Company's lighting and home hardware businesses.

Gross Profit for the quarter ended March 31, 2003 decreased to $502,030 compared to $817,479 for the quarter ended March 31, 2002, reflecting recessionary pressures in the lighting and home hardware business.

Cost of Products sold for the quarter ended March 31, 2003 decreased to $598,987 compared to $800,832 for the quarter ended March 31, 2002 due to a decrease in general and administrative costs as a result of the consolidation of subsidiary functions into one physical facility.

Net cash flow for the six-month period ended March 31, 2003 was ($29,707) compared to ($29,018) for the six-month period ended March 31, 2002. Negative cash flow for the current six-month period is mainly attributable to economic pressures in the lighting and home hardware divisions and to start-up type expenditures, mentioned above, in the structured wire and cabling division. Inventories increased $190,887, of which approximately $160,000 is due to a planned increase in home hardware inventory in order to benefit from volume purchase discounts.

Liquidity and Capital resources
-------------------------------

Cash and cash equivalents at March 31, 2003 totaled $126,643, representing 3.4% of total assets. Cash flows from operating activities for the six months ended March 31, 2003 totaled ($117,109) compared to $108,881 during the same period of 2002. Negative cash flow from operations can be traced to increases in inventory of $190,887 and a decrease in Accounts Payable in the amount of $192,850 for the six months ended March 31, 2003. Decreases in Prepaid assets in the amount of $97,613 are mainly attributable to prepayment of a container of ceiling fans in route at September 30, 2002 and received during the six-months ended March 31, 2003.

Current Assets totaled $2,404,102 at March 31, 2003. The Company has working capital of approximately $781,000 and a current ratio of 1.48:1.

Net cash provided by financing activities totaled $99,950 for the six months ended March 31, 2003. Payments of short-term debt during this period totaling $71,000 consist of principal payments of bank loans for the purchase of service and installation vehicles and principal payments on the $184,000 acquisition debt of Home Structure Sound. Increases in amounts due to Affiliates in the amount of $295,814 consist of net increases in advances by the Principal shareholder to fund working capital.

Short-term working capital lines of credit from banks totaled $735,600 at March 31, 2003. The Principal shareholder personally guarantees the lines of credit.

Notes payable to Related Parties in the amount of $1,357,566 consists of long term notes outstanding to the Principal Shareholder in exchange for the contribution of the operating subsidiaries to SpectraSource in April, 2000. The Principal Shareholder is currently foregoing repayment of interest and principal on these notes.

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings

SPECTRASOURCE CORPORATION V. PROJECT LIGHTING COMPANY, INC., STEVEN SEIFERT, WILLIAM SCOTT MEADOR AND DIANE SHAW, Case # 200319659 District Court of Harris County, Texas, filed April 15, 2003. SpectraSource is seeking injunctive relief and monetary damages against three former employees and their current employer, Project Lighting, alleging tortious interference, breach of fiduciary duty, breach of confidentiality agreement, and misrepresentation. The Company alleges that these former employees misappropriated product images, valuable trade secrets, customer lists and pricing information, supplying their current employer with this information in order to actively harm the business of the Company.


Item 6.      Exhibits
             --------
               99.1       Certification of Periodic Financial Reports
               99.2       Certification of Chief Executive Officer
               99.3       Certification of Chief Financial Officer



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.



SPECTRASOURCE CORPORATION

By:  /s/ CHARLES E. SHEFFIELD                                   May 14, 2003
     ----------------------------                               ------------
     Charles E. Sheffield,                                          Date
     Chief Executive Officer,
     President and Director