Form 10KSB/A
period 2002-09-30
SPECTRASOURCE CORP
filed 2003-07-03
CIK 830318

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-KSB/A


                  Annual Report Pursuant to Section 13 or 15(d)
                     of The Securities Exchange Act of 1934


                  For the Fiscal Year Ended September 30, 2002
                         Commission File Number -018515




                            SPECTRASOURCE CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)



            NEVADA                                          93-0960302
-------------------------------                  -------------------------------
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



                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Form 8-K filed September 6, 2002, and amended Form 8-K/A filed July 3, 2003, relating to the Registrant's acquisition of a significant amount of assets, are incorporated by reference into Part II of this Form 10-KSB/A where indicated.

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

Products:
Electrical Components
Lighting
Hardware

Segment information for the subsidiaries (or "divisions" or "segments") is more fully discussed in Note 13 to the Company's Financial Statements.

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

MARKETING

Through its Subsidiaries, the Company markets its products with direct sales, retail stores, the Internet, telephone sales, and other marketing techniques. The Subsidiaries have competed in the commercial and residential building industry for 18 years, and benefit from an excellent reputation in their respective markets. Since the consolidation of its subsidiaries product divisions earlier this year, the Company has unified its sales force and has begun to cross-markets to the customer bases of its respective subsidiaries.

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

To help facilitate this growth, the Company is in the final stages of restructuring its warehousing to utilize an address system that will allow efficient locating for stocking and retrieving of products. The Company is also completing plans for a restructuring of its showroom to a venue design that will provide a smooth method of moving the customer traffic flow in a manner that makes the selection process much easier and faster than provided in standard showrooms.

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

CUSTOMERS AND SUPPLIERS

The Company's principal customers are homebuilders, multi-family and commercial developers, commercial contractors, supply houses and the general public. The Company sells and distributes to a customer network of over 150 of the largest homebuilders nationwide, with a predominant presence in Texas. No single customer accounts for greater than 10% of the Company's revenue.

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

BUSINESS DEVELOPMENT

Effective April 28, 2000, Charles Sheffield increased his ownership of the Company pursuant to a reverse acquisition in which the Company exchanged its common stock for the common stock of three corporations controlled by Mr.
Sheffield: Gulf Coast Fan & Light, Inc. (Gulf Coast); Builder Source, Inc. (Builder Source); and Builders Lighting and Hardware, Inc (Builders Lighting). As a result of the reverse acquisition, Charles Sheffield became the Company's principal shareholder, periodically referred to hereinafter as the 'Principal Shareholder'.

In mid-2000, the Company's subsidiary, Connect Source Communications, Inc. (Connect Source) formed a fiber optics and structured cabling division to sell and install fiber optics and structured cabling products to existing and new customers in the commercial and residential building industry.

In September, 2002, the Company purchased the operating assets, and hired the key personnel, of Home Structure Sound, an unincorporated entity engaged in the residential structured cabling and home network business similar to Connect Source. The acquisition of Home Structure Sound is intended to propel Connect Source to a market leading position in the residential structured cabling and home network business.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

As more fully discussed in Note 3 to the Company's financial Statements, on August 30, 2002, the Company purchased 100% of the inventory, work-in-process, and goodwill, the company name of "Home Structure Sound", of Home Structure Sound, an unincorporated entity in the same line of business as the Company's Connect Source subsidiary. Home Structure Sound provides residential structured cabling - wiring for Internet, cable/satellite dish TV, and home security systems. In conjunction with the acquisition, the three Principals of Home Structure Sound became employees of the Company's Connect Source division. The assets and operations of Home Structure Sound have been combined and are included in the operations of the Company's Connect Source Division. The primary reasons for the acquisition is to accelerate the Company's entry into the structured cabling market, an initiative for which the Company's Connect Source division was not achieving at the desired rate prior to the acquisition. The Company purchased the business operations of Home Structure Sound in a transaction valued over $420,000. For the first time since its inception, cash flow from operations of Connect Source subsequent to year-end is positive, marking the subsidiary's emergence from a start-up operation. Management expects Connect Source to generate revenues in excess of $1 million in fiscal year end 2003, compared to $171,000 for the year ended September 30, 2002, with budgeted net profit margins in the 18% range.

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

Through nationwide expansion as well as acquisitions, the Company plans to capitalize on its market strength, which is to offer a bundled package of lighting, hardware, ceiling fan and structured cabling products and services at one overall lower cost to its wholesale customers. A number of these customers are among the largest builders in the Texas and Gulf Coast market as well as nationally. The Company plans to utilize this base, coupled with the cross marketing of its product lines and the Home Network Division to optimize this expansion.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Sales

The $447,000 increase in Revenue represents a 7.2% increase in revenues compared to the fiscal year ended September 30, 2001 and is attributable to a generally proportionate increases in sales in the ceiling fan, hardware, and lighting divisions totaling approximately $500,000. Whereas the increase in sales is partially reflective of the continued strong residential homebuilding activity in the Company's Houston, Texas market, such increase, from one fiscal year to the next, may reflect the fulfillment, in any fiscal year, of a significant order from a residential homebuilder in planned subdivision developments. An order of this nature, for the sale and installation of ceiling fans, lighting fixtures, and hardware on behalf of a residential homebuilder in a planned subdivision, or a portion thereof, could materially affect revenues from one fiscal year to the next. Whereas the Company has the intent and expectation of continuing to maintain and increase its market share of the residential homebuilding market, both its ability to secure these large orders and the vitality of the residential construction market as a whole can have a material effect on the Company's revenues.

No single customer accounted for more than 10% of the Company's revenues during the fiscal year ended September 30, 2002. Revenues from the two largest customers during the fiscal year were:

1st  $630,775
2nd  $573,910

Revenues from these customers were generated from the sale and installation of ceiling fans and lighting fixtures in homes built in planned subdivisions by these customers.

Revenue in the home wiring and cable division decreased $80,000. The Company believes that the acquisition of Home Structure Sound, discussed below, should reverse the negative trend in revenues in the Connect Source division.

Cost of Sales

Cost of Sales was $3,869,455 for the fiscal year ended September 30, 2002, resulting in Gross Profit of $2,778,275. Cost of Sales for the fiscal year ended September 30, 2001 was $3,808,857, resulting in Gross Profit of $2,391,649. The increase in Gross Profit of $386,626, or 16.1% compared to the prior year, is due mainly to increased volume and strong profit margins on sales and installation of ceiling fans.

Other Operating Costs

Other Operating Costs were $2,430,593 during fiscal year ended September 30, 2002 compared to $2,246,450 for fiscal year ended September 30, 2001, an increase of 7.5%. The increase is mainly attributable to a $44,000 increase in employee benefit expenses, a $35,000 increase in selling expenses attributable to an additional sales staff, and general wage and salary cost of living increases.

Interest Expense

Interest Expense decreased to $58,626 for the fiscal year ended September 30, 2002 compared to $101,497 for the fiscal year ended September 30, 2001. The decrease is due to a decrease in the outstanding principal balance of short-term notes payables to banks, reflecting the normal payoff of loans used to purchase product installation fleet vehicles, and to a decrease in the outstanding balance of the Company's working capital line of credit from $847,143 to $806,600. In addition, overall interest rates have declined.

Liquidity and Capital Resources

Net income for the fiscal year ended September 30, 2002 was $228,500. Net cash provided from operations for the period was $295,579. The reserve for uncollectable accounts receivable increased by $63,924, attributable primarily to uncollectable receivables from the Dallas, Texas sales office of Hardware Source. This office has been closed since October, 2001. Deferred tax expense in the amount of $123,039 represents income taxes at the Company's effective statutory rate on net income from operations. The Company has net operating losses of $1,128,201, expiring in various years as detailed in Note 8 to the Company's financial statements. No valuation allowance has been taken as the Company is confident it will generate sufficient earnings to utilize the net operating loss. During the period, inventory increased $236, 919, $12,232 of which was attributable to inventory acquired in the Home structure Sound acquisition, and Accounts Payable increased $264,520, reflecting a build in inventory items of styles currently popular with homebuyers. Under its current lease terms, the Company enjoys a modest advantage in inventory carrying costs compared to its competitors. Therefore, the Company maintains inventory stocks of styles not currently in vogue, for example, polished brass fixtures, but is able to immediately meet demand for these styles. The Company has the right to return inventory stocks to its suppliers in exchange for a re-stocking fee should the Company determine that its inventory carrying costs do not warrant maintaining the broad range of product styles it currently carries. Accounts receivable increased $215,545 during fiscal year ended September 30, 2002, attributable, in part, to an increase in sales, and due, to a larger extent, to a softening economy resulting in slower paying customers. The Company has analyzed its accounts receivable and determined that its reserve for uncollectable accounts is adequate at the balance sheet date.

Net cash used in investing activities was $179, 211 for the fiscal year ended September 30, 2002. Long-term asset purchases were $116,394, consisting primarily of 1) the purchase of vehicles used in the service and installation of product and 2) leasehold improvements at the Houston, Texas headquarters. The purchase of Home Structure Sound, discussed below, included a $45,000 cash down payment, such payment reflected in the $179, 211 net cash used in investing activities. Generally, investment in capital assets is not a significant item for the Company since labor is the major cost of delivery and installation of products. The Company plans no significant investment in capital assets.

Net Cash used in Financing Activities was $125, 432. $40,543 of this amount represents the partial reduction of the Company's outstanding working capital line of credit. At September 30, 2002, and September 30, 2001, the amount outstanding on the line of credit was $806,600 and $847,143, respectively. The line of credit is with commercial banks on a revolving basis bearing interest at the current prime rate. These lines of credit expire within twelve to fifteen months from the date of issuance with options to renew under similar terms. These lines of credit are secured by a blanket U.C.C. security filing on inventory, accounts receivable, furniture and fixed assets, and are personally guaranteed by the Principal Shareholder.

Excluding $184,000 debt issued in connection with the acquisition of Home Structure Sound, long-term debt decreased $84,889. Long-term debt and the amount due within one year at September 30, 2002, and 2001 consist of the following:

                                                   Balance at      Balance at
                                                   September 30,   September 30,
                                                   2002            2001
                                                   ------------    ------------
                                Interest Rate
                                Ranges between
Notes payable - Banks           0-7%                     80,572         190,458
Notes payable - Shareholders    0-8%                  1,595,200       1,386,030
                                                   ------------    ------------
Total long-term debt                                  1,675,772       1,576,488
Less: Current maturities of
  long term debt                                        141,017          87,430
                                                   ------------    ------------
Net long-term debt                                    1,534,755       1,489,056
                                                   ============    ============


Notes Payable to banks are borrowings from commercial institutions to finance vehicle and equipment purchases and are secured by the assets purchased. The term of these notes are generally five years. On April 28, 2000, the Company issued $1,440,000 in principal amount of Notes Payable to Shareholders to effect the acquisition of Gulf Coast as described in Note 2 of the financial statements. The $1,440,000 of the Notes Payable to Shareholders is collateralized by the common stock of the subsidiaries. On August 30, 2002, the Company issued $184,000 of principal amount of Notes Payable in connection with the purchase of Home Structure Sound, the sellers of which became shareholders of the Company. The $184,000 is unsecured. The Company, with the consent of the Principal Shareholder, is not currently accruing interest expense on $1,271,072 of notes payable to the Principal Shareholder, and is deferring the payment of $447,509 of principal due the Principal Shareholder under the original terms of the notes. The Principal Shareholder intends to continue to defer payments of principal and interest on the $1,440,000 until such time as the Company's cash flow is sufficient to discharge the obligation without impacting the operations of the Company.

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

$536,279 of the amount of long-term debt due in 2004, $738,684, is attributable to the deferral of principal on the $1,440,000 note payable to the Principal Shareholder. Such amount can be expected to be furthered deferred if warranted by the cash needs of the Company.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS


BUSINESS EXPERIENCE

NAME             AGE                        POSITION
----             ---                        --------

Charles           49        Chief Executive Officer. Mr. Sheffield is a
Sheffield                   graduate of the University of Houston with a BBA in
                            Finance. In 1973 he founded Sheffield Construction
                            Co., Inc., which became U. S. Design & Construction
                            Corp. when he marketed this company national in the early and mid-1980's. In the 20 years he headed this company, Mr. Sheffield expanded it from a small local firm to a leading national contractor.
                            During this period, Mr. Sheffield also founded Gulf
                            Coast Fan & Light, Inc. (1984), a major supplier of ceiling fans and electrical components. This base was expanded into a group of companies that provide a host of electrical, hardware, fiber optics, and structured cabling products to the residential and commercial markets.

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

                                                        Percent of
                                      Number of        total options
                                      securities        granted to     Exercise
      Name          Years services    underlying       employees in      price
                    were rendered   options granted     fiscal year     ($/Sh)

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

OPTION AND LONG-TERM COMPENSATION TABLES

On July 31, 2000, the Company adopted an incentive stock option plan. As of September 30, 2002, under this incentive stock option plan, total cumulative options on 312,570 shares have been awarded to 50 employees according to the following schedule, none of which are in-the-money:

                 TOTAL CUMULATIVE OUTSTANDING OPTIONS UNDER ISO

      Name                             Position               Underlying Shares
      ----                             --------               -----------------
Charles Sheffield              President, CEO, Director            105,000
All Other Employees                                                207,570
                                                                   -------
     Total                                                         312,570
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

    Director            Number of securities         Exercise        Expiration
                     underlying options granted     price ($/Sh)        date

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

Name and Address of              Number of Shares         Percentage of Total
 Beneficial Owner

Charles Sheffield
14900 Westheimer
Houston, Texas 77082               5,425,232(A)                  75.5%


(A) Includes shares owned directly and shares owned indirectly by related entities, as follows:


Name and Address of              Number of Shares         Percentage of Total
 Beneficial Owner

Charles Sheffield                   5,410,855                     75.3%
U.S. Design & Construction, Inc.       14,377                       .2%
                                   ----------                 ---------
                                    5,425,232                     75.5%
   Total                           ==========                 =========

The following table sets forth as of September 30, 2002, the common stock ownership of all officers and directors of the Company:

Name and Address of              Number of Shares         Percentage of Total
 Beneficial Owner

Leon D. Hogg
6701 Sands Point, Suite 15            100,400                      1.4%
Houston, Texas 77074

Charles Sheffield
14900 Westheimer                    5,425,232                     75.5%
Houston, Texas 77082

All Officers Not Listed Above          14,500                      0.2%
                                   ----------                 ---------
All Officers and Directors
 as a Group                         5,540,132                     77.1%
                                   ==========                 =========



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



(B)      REPORTS FILED ON FORM 8-K:

On November 27, 2001, the Company filed a Form 8-K announcing the change in the Company's certifying accountant. On September 6, 2002, the Company filed a Form 8-K, such 8-K amended on July 3, 2003, reporting the acquisition of a significant amount of assets. Both Form 8-K's, and amendments, are incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of July, 2003.

SPECTRASOURCE CORPORATION

By:    /s/ CHARLES SHEFFIELD
       ------------------------------------------
       Charles Sheffield, Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons, in the capacities and on the dates indicated, have signed this Report on Form 10-KSB/A below.

         NAME                          TITLE                           DATE
      ----------                     ---------                       --------

/s/ CHARLES SHEFFIELD                President,                    July 3, 2003
-------------------------     Chief Executive Officer,
Charles Sheffield                     Director



/s/ EA BUCHHOLTZ               Chief Financial Officer             July 3, 2003
-------------------------
EA Buchholtz




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

Eric C. Yartz
800 Bering, Suite 310
Houston, Texas 77057
713-839-8200





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


/s/ Eric C. Yartz
Certified Public Accountant

Houston, Texas

December 29, 2002

                            SPECTRASOURCE CORPORATION
                           CONSOLIDATED BALANCE SHEET



                                                     SEPTEMBER 30,     SEPTEMBER 30,
                                                         2002              2001
                                                     ------------      ------------
ASSETS
   Current Assets
     Cash                                            $    156,350      $    165,414
     Accounts Receivable, less bad debt reserve
       of $125,235 and $24,080, respectively            1,057,222           905,601
     Prepaid Expenses                                     115,954            35,863
     Inventory                                          1,134,242           897,323
                                                     ------------      ------------
   Total Current Assets                              $  2,463,767      $  2,004,201

   Fixed Assets, net of accumulated depreciation
     of $399,878 and $321,692                             451,068           431,953
   Goodwill, net of amortization of $1,670                400,768
   Deferred Tax Asset (Note 8)                            347,207           470,244
   Other Assets and Investments                            30,816            13,000

                                                     ------------      ------------
Total Assets                                         $  3,693,626      $  2,919,398
                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
     Accounts payable and accrued expenses           $    606,306      $    341,785
     Short Term Debt (Note 4)                             806,600           847,143
     Current Maturities of Long Term Debt                 141,017            87,430
     Due To Affiliates                                    156,429           127,792
                                                     ------------      ------------
   Total Current Liabilities                            1,710,352         1,404,150

   Long Term Debt (Note 5)
     Notes Payable, Banks                                  12,207           114,743
     Notes Payable, Shareholders                        1,522,548         1,374,313
                                                     ------------      ------------
   Total Long Term debt                                 1,534,755         1,489,056

   Stockholders' Equity (Deficit)
     Common stock, $.001 par value, 10,000,000
        shares authorized, with 7,184,872 and
        6,015,850 shares issued and outstanding
        at September 30, 2002 and September 30,
        2001, respectively                                 17,356            16,188
     Capital in excess of par value                     3,530,704         3,338,045
     Accumulated Deficit                               (3,099,541)       (3,328,041)
                                                     ------------      ------------
   Total Stockholders' Equity                             448,519            26,192
                                                     ------------      ------------
Total Liabilities and Stockholders' Equity           $  3,693,626      $  2,919,398
                                                     ============      ============



        The Accompanying Notes are an integral part of these statements.

                            SPECTRASOURCE CORPORATION
              CONSOLIDATED STATEMENT OF INCOME FOR THE YEARS ENDED
                           SEPTEMBER 30, 2002 AND 2001





                                                     SEPTEMBER 30,     SEPTEMBER 30,
                                                         2002              2001
                                                     ------------      ------------
Sales                                                $  6,647,730      $  6,200,506
Cost of Sales                                           3,869,455         3,808,857
                                                     ------------      ------------
Gross Profit                                            2,778,275         2,391,649

Other Operating Costs
   Selling and administrative expenses                     80,884            45,581
   Depreciation                                           107,280           102,930
   Other costs and operating expenses                   2,242,429         2,097,939
                                                     ------------      ------------
Total Other Operating Costs                             2,430,593         2,246,450

                                                     ------------      ------------
Income from operations                                    347,682           145,199

Other Income:
   Interest Income                                             45             2,927
   Miscellaneous Other Income (Expense)                     3,812             1,444
                                                     ------------      ------------
Total Other Income                                          3,857             4,371

                                                     ------------      ------------
Income before income taxes                                351,539           149,570

Provision for income taxes (Note 8)                       123,039            41,653

                                                     ------------      ------------
Net Income                                           $    228,500      $    107,917
                                                     ============      ============

Basic earnings per common share                      $       0.03      $       0.02
Diluted earnings per common share                    $       0.03      $       0.02
Weighted average number of common shares                7,184,872         6,015,850



        The Accompanying Notes are an integral part of these statements.

                            SPECTRASOURCE CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOW
                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001




                                                     SEPTEMBER 30,     SEPTEMBER 30,
                                                         2002              2001
                                                     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from operations                           $    228,500      $    107,917
Adjustments to reconcile net income:
   Depreciation                                           107,280           102,930
   Bad debt expense                                        63,924            12,800
   Deferred taxes                                         123,039            41,653
   Increase in Accounts Receivable                       (215,545)          128,646
   Increases in Inventory                                (224,687)           20,730
   Increase (Decrease) in Prepaid Expenses                (80,091)           29,134
   Increase (Decrease) in Accounts Payable                264,520          (469,935)
   Increase (Decrease) in Due to Related Parties           28,639           (23,029)
                                                     ------------      ------------
Net cash provided/(used) in operating activities          295,579           (49,154)
                                                     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Long term asset purchases                             (116,394)         (305,417)
   (Increase) in long term Investments                    (17,817)
   Purchase of Home Structure Sound                       (45,000)
   Increase (Decrease) in Long Term Deposits                                 35,335
                                                     ------------      ------------
Net cash used in investing activities                    (179,211)         (270,082)
                                                     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                                    (998)
   Proceeds (Repayment) of short term debt                (40,543)          146,988
   Proceeds (Repayment) of long term debt                 (84,889)          119,403

                                                     ------------      ------------
Net cash provided by financing Activities                (125,432)          265,393
                                                     ------------      ------------

Net (Decrease) in cash and cash equivalents                (9,064)          (53,843)
Cash and equivalents, beginning of period                 165,414           219,257
                                                     ------------      ------------
Cash and equivalents, end of period                  $    156,350      $    165,414
                                                     ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for Interest                               $     58,626      $    101,497



Acquisitions Note: In connection with the acquisition of the operating assets of Home Structure Sound, the Company acquired assets with a fair market value of $423,000 in exchange for a cash payment of $45,000, the issuance of debt in the amount of $184,000, and the issuance of stock valued at $193,000.



        The Accompanying Notes are an integral part of these statements.

                            SPECTRASOURCE CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY





                                                                 ADDITIONAL                        TOTAL
                                COMMON STOCK                        PAID        ACCUMULATED    STOCKHOLDERS'
                                   SHARES          AMOUNT        IN CAPITAL       DEFICIT          EQUITY
                                -----------     -----------     -----------     -----------     -----------

BALANCE, SEPTEMBER 30, 2000       6,015,850     $    16,190     $ 3,338,043     $(3,435,958)    $   (81,725)

   Net Income                                                                       107,917         107,917
                                -----------     -----------     -----------     -----------     -----------

BALANCE, SEPTEMBER 30, 2001       6,015,850     $    16,190     $ 3,338,043     $(3,328,041)    $    26,192

   LT Asset Purchase                339,400             339         192,661                         193,000
   Stock Compensation               829,622             827                                             827
   Net Income                                                                       228,500         228,500
                                -----------     -----------     -----------     -----------     -----------

BALANCE, SEPTEMBER 30, 2002       7,184,872     $    17,356     $ 3,530,704     $(3,099,541)    $   448,519
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

On August 30, 2002, the Company purchased 100% of the inventory, work-in-process, goodwill, and the company name of "Home Structure Sound", of Home Structure Sound, an unincorporated entity in the same line of business as the Company's Connect Source subsidiary. Home Structure Sound provides residential structured cabling - wiring for Internet, cable/satellite dish TV, and home security systems. Home Structure Sound began operations in January, 2002 and ceased operations as a separate entity upon acquisition by the Company on August 30, 2002. In conjunction with the acquisition, the three Principals of Home Structure Sound became employees of the Company's Connect Source division. The assets and operations of Home Structure Sound have been combined and are included in the operations of the Company's Connect Source Division. The primary reasons for the acquisition is to accelerate the Company's entry into the structured cabling market, an initiative for which the Company's Connect Source division was not achieving at the desired rate prior to the acquisition. The results of operations of Home Structure Sound are included in the financial statement of the Company beginning on the date of acquisition, August 30, 2002. The aggregate purchase price paid for Home Structure Sound was $423,000, consisting of cash in the amount of $45,000, long term debt in the amount of $184,000, and 339,400 shares of the Company's common stock valued at $193,000. The acquisition debt is unsecured, and bears no stated interest rate. Principal payments on the acquisition debt are as follows:

                       FYE 2003                     $  52,506
                       FYE 2004                        55,999
                       FYE 2005                        57,996
                       FYE 2006                        17,499
                                                    ---------
                         Total                      $ 184,000
                                                    =========


The following table summarizes the estimated fair values of the assets acquired:

                       At August 30, 2002

                       Inventory                    $  12,232
                       Trademarks                      10,000
                       Goodwill                       400,768
                                                    ---------
                       Total Assets Acquired          423,000
                                                    ---------
                       Total Liabilities Assumed    $       0
                                                    ---------
                       Net Assets Acquired          $ 423,000
                                                    =========


The trademarks are unregistered and are being amortized over 20 years. The Goodwill equals the residual amount of consideration paid for Home Structure Sound over the fair market value of the other assets acquired. The total amount of Goodwill is expected to be amortizable over 15 years for tax purposes. Pursuant to SFAS 142, Goodwill is not amortizable for financial statement purposes and, instead, will be analyzed for impairment each period. 100% of the Goodwill is reportable in the Connect Source Communications, Inc. segment.

Total amortization expense for the period was $1711. The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

                       FYE 2003                     $     500
                       FYE 2003                           500
                       FYE 2003                           500
                       FYE 2003                           500
                       FYE 2003                           500

The acquisition agreement provides that if the calendar year 2003 net profits, computed without considering certain expense items such as headquarter general and administrative charges allocated to connect Source, depreciation expense on pre-existing assets of Connect Source, and interest expense on pre-existing debt allocated to Connect Source, for the Home Structure Sound operations fall below a floor of $180,000, the purchase price shall be adjusted by a percentage deduction corresponding to the percentage below this floor. If, during the same period, the net profits exceed $600,000, the purchase price shall be adjusted by a percentage increase corresponding to the percentage above this ceiling, up to a total of a fifty percent increase above the purchase price. Should such contingency occur, the Company will account for it as an adjustment to the original purchase price of Goodwill. The Company, at this time, does not anticipate any adjustment to the purchase price. None of the consideration has been placed in escrow.

The following table presents pro forma supplemental information showing the results of operations for the Company had the purchase of Home Structure sound been completed at October 1, 2001. As Home Structure Sound was not in existence prior to October 1, 2001, no pro forma results of operations are presented for the prior comparable period beginning October 1, 2000.


                              SpectraSource Company
                         Pro-Forma Results of Operations
                               September 30, 2002




                                                                 PRO-FORMA
                                             TWELVE MONTHS      ADJUSTMENTS
                                                 ENDED             HOME          PRO-FORMA
                                               SEPTEMBER         STRUCTURE       SEPTEMBER
                                                30, 2002           SOUND          30, 2002
                                              ----------------------------------------------
Sales                                            6,647,730          397,808        7,045,538
Cost of Sales                                    3,869,455          327,459        4,196,914
                                              ------------     ------------     ------------
     Gross Profit                                2,778,275           70,349        2,848,624
                                              ------------     ------------     ------------

Costs of Products Sold
     Selling and administrative expenses            80,884           39,175          120,059
     Depreciation and amortization                 107,280              500          107,780
     Other costs and operating expenses          2,242,429                         2,242,429
                                              ------------     ------------     ------------
Total Costs of Products Sold                     2,430,593           39,675        2,470,268
                                              ------------     ------------     ------------

Income (Loss) from operations                      347,682           30,674          378,356

Other Income:
     Interest Income                                    45                                45
     Miscellaneous Other Income (Expense)            3,812                              3812
                                              ------------     ------------     ------------
Total Other Income                                   3,857                0            3,857
                                              ------------     ------------     ------------

Income before taxes                                351,539           30,674          382,213

Provision for income taxes                         123,039           10,736          133,775
                                              ------------     ------------     ------------

Net Income or (Loss)                               228,500           19,938          248,438
                                              ============     ============     ============


Basic and diluted EPS:                                0.03                              0.03

Weighted average number of common shares         7,184,872                         7,184,872

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


NOTE 5.   LONG TERM DEBT

Long-term debt and the amount due within one year at September 30, 2002, and 2001 consist of the following:

                                                    BALANCE AT     BALANCE AT
                                                   SEPTEMBER 30,  SEPTEMBER 30,
                                 INTEREST RATE         2002           2001
                                 -------------      ----------     ----------
                                 Ranges between
Notes payable - Banks                 0-7%              80,572     $  190,458
Notes payable - Shareholders          0-8%           1,595,200      1,386,030
                                                    ----------     ----------
Total long-term debt                                 1,675,772      1,576,488
Less: Current maturities of
      long term debt                                   141,017         87,430
                                                    ----------     ----------
Net long-term debt                                   1,534,755     $1,489,056
                                                    ==========     ==========

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

NOTE 6.   INCENTIVE STOCK OPTION PLAN

On July 31, 2000, the Company adopted a Stock Incentive Plan (the Plan). The Company may grant incentive stock options (ISOs), non-qualified stock options
(NSOs), restricted stock options, performance units and bonus stock to officers, directors, consultants, or key-employees. The number of shares of Common Stock authorized for issuance under the Plan is 1,500,000. As of September 30, 2002, only incentive stock options have been granted under the Plan. Incentive stock options have a maximum life of 10 years and a minimum exercise value of no less than 100% of the fair market value of the stock at the grant date, except that in the case of an employee owning more than 10% of the combined voting power of all classes of stock, whether directly or indirectly, the options shall have a maximum life of 5 years, and the option price shall be not be less than 110% of such fair market value on the date of grant. The option price for each non-qualified stock option shall not be less than 50% of the fair market value on the date the option is granted. All options are non-transferable other than by will or the laws of descent and distribution. Unless otherwise specifically provided by the Company's Stock Option Committee of the Board of Directors on the date of the grant, granted options vest on a cumulative basis of 33 1/3% of the total number of shares covered thereby on the first, second, and third anniversary dates of the grant. Options may terminate if employment is terminated and only the employee, officer, and or director may then exercise the vested portion. During fiscal year ended September, 30, 2002, the Company granted 327,955 of incentive stock options to Officers, Directors, and Employees.

The Company accounts for the fair value of its grants in accordance with SFAS
123. The compensation cost that has been charged against income for the Plan was $12,091, $0, and $14,102 for fiscal years ended in 2000, 2001, and 2002, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the 2002 grants: dividend yield of 0%, expected volatility of 64.728%, risk-free interest rate of 4.5%, and expected life of 5 years.

A summary of the status of the Plan as of September 30, 2201 and 2002, and changes during the years ending on those dates is presented below:

-----------------------------------------------------------------------------------------
                                             2001                         2002
--------------------------------   -------------------------   --------------------------
Incentive Stock Options            Shares   Weighted-Average   Shares    Weighted-Average
                                            Exercise Price               Exercise Price
--------------------------------   ------   ----------------   -------   ----------------
Outstanding at beginning of year   32,245   .30                32,245    .30
--------------------------------   ------   ----------------   -------   ----------------
Granted                            0                           327,955   .31
--------------------------------   ------   ----------------   -------   ----------------
Exercised                          0                           0
--------------------------------   ------   ----------------   -------   ----------------
Forfeited                          0                           0
--------------------------------   ------   ----------------   -------   ----------------
Outstanding at End of Year         32,245   .30                360,200   .31
--------------------------------   ------   ----------------   -------   ----------------
Options exercisable at year end    32,245                      360,200   .31
--------------------------------   ------   ----------------   -------   ----------------
Weighted Average Fair Value of                                 .043
Options granted during the year
-----------------------------------------------------------------------------------------

The following table summarizes information about Incentive Options outstanding at September 30, 2002:

-----------------------------------------------------------------------------
                      Options Outstanding                Options Exercisable
--------   -----------------------------------------   ----------------------
                         Weighted           Weighted                 Weighted
Range of   Number        Average            Average    Number        Average
Exercise   Outstanding   Remaining          Exercise   Exercisable   Exercise
Prices     at 9/30/02    Contractual Life   Price      at 09/30/02   Price
--------   -----------   ----------------   --------   -----------   --------
..30        255,200       4.75 years         .30        255,200       .30
--------   -----------   ----------------   --------   -----------   --------
..34        105,000       5.00 years         .34        105,000       .34
--------   -----------   ----------------   --------   -----------   --------
..30-.34    360,200       4.82 years         .31        360,200       .31
-----------------------------------------------------------------------------


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


NOTE 8.   FEDERAL INCOME TAX

The provision for federal income taxes consisted of:

                              September 30, 2002             September 30, 2001
                              ------------------             ------------------
Deferred tax provision            $ 123,039                      $ 41,653


The Company's deferred income tax asset at the federal statutory rate of 34% are composed of the following differences between financial and tax reporting:

                                           September 30,     September 30,
                                               2002              2001
                                           ------------      ------------
Allowance for doubtful accounts            $     36,416      $      8,668
Net operating loss carryforwards (NOLs)         305,827           412,247
Capital loss carryforwards                            0            49,329
Other                                             4,964
                                           ==============================
Total deferred tax asset                   $    347,207      $    470,244
                                           ==============================


Based on historical performance, the Company believes that sufficient future taxable income will be generated to realize the entire deferred tax asset prior to expiration of any NOLs and that the realization of the deferred tax asset is more likely than not and therefore no valuation allowance has been established for deferred tax assets.

As of September 30, 2002, the Company's federal consolidated NOLs for income tax purposes were $1,128,201. If not utilized, the Company's federal consolidated NOLs will expire as follows:

              Year                                   Amount
              ----                                   ------
              2007                                   66,201
              2008                                  542,000
              2010                                  389,000
              2012                                   78,000
              2019                                   35,000
              2020                                   18,000



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



NOTE 13.  SEGMENT INFORMATION

The Company identifies its segments based on differences in products and services, as follows:

Gulf Coast Fan & Light, Inc. - ceiling fans systems for the residential and commercial building market.

Connect Source Communications, Inc. -cabling, wiring, and network systems for the residential and commercial building market.

Builders Lighting & Hardware, Inc. - residential and commercial lighting and hardware fixtures.


The segments are managed as one business unit, utilizing the same sales force, customer service force, and headquarter support staff.

                                                            Builder's
                                             Connect        Lighting &
                          Gulf Coast         Source          Hardware        All Other        Totals
                          -----------------------------------------------------------------------------
Revenues - External        3,395,072         171,831         3,264,301                       6,831,203
Intersegment revenue          60,466                           123,007                         183,473
Cost of Goods Sold         1,785,013          84,200         2,000,242                       3,869,455
Depreciation                  48,312          30,984            27,984                         107,280
Interest Expense               5,907          20,428            32,291                          58,626
Segment profit               374,552        -147,997           146,600        -144,655         228,500
Segment Assets             1,437,703         642,787         1,031,505         556,668       3,693,626
Asset Expenditure                                               63,000          53,394         116,394

Reconciliation

Revenues
--------
Revenues - Segments        6,831,203
Intersegment                -183,473
                           ---------
Consolidated revenue       6,647,730
                           =========

Profit or Loss
--------------
Profit - Segments            373,155
Loss - Other                -144,655
                           ---------
Consolidated Net Income      228,500
                           =========

Assets
------
Assets - Segments          3,111,995
Assets- Other                581,631
                           ---------
Consolidated Assets        3,693,626
                           =========


Asset Expenditure
-----------------
Segment                       63,000
Other                         53,394
                           ---------
                             116,394
                           =========





Interest revenue is an immaterial item. "Other Losses" in the amount of $144,655 consists primarily of deferred tax expense in the amount of $123,039 and compensation costs relating to stock options in the amount of $14,102, neither of which is not allocated down to the segments. "Other Assets" in the amount of $581,631 consists of deferred tax asset in the amount of $347,207, which is not allocated to the segments, and leasehold improvements and capitalized software at the headquarter level. "Other" Asset Expenditures consists of leasehold improvements at the headquarter level.