Form 10QSB
period 2003-06-30
SPECTRASOURCE CORP
filed 2003-08-14
CIK 830318

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

  Annual Report Pursuant to Section 13 or 15 (d) of The Securities Exchange Act
                                     of 1934

                For the Quarterly Period Ended June 30, 2003

                         Commission File Number 0-18515

                            SPECTRASOURCE CORPORATION

             (Exact Name of Registrant as specified in its charter)


                NEVADA                                   93-0960302
    -------------------------------          ----------------------------------
    (State or other jurisdiction of         (IRS Employer Identification Number)
     incorporation or organization)


                            14900 WESTHEIMER, SUITE X
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

         Company's telephone number, including area code: (281) 558-3032

Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Company was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days; Yes (X) No ()

As of June 30, 2003 there were 7,184,872 shares of ($0.001) par value Common Stock (the Company's only class of voting stock) outstanding.
================================================================================

                                   FORM 10-QSB

                            SPECTRASOURCE CORPORATION

                                TABLE OF CONTENTS

PART I    Financial Information

Item 1.   Financial Statements (Unaudited)

          a)    Consolidated Balance Sheets at June 30, 2003 and September 30,
                2002

          b) Consolidated Statements of Income for the three and nine month periods ended June 30, 2003, and June 30, 2002

          c) Consolidated Statements of Cash Flows for the nine months ended June 30, 2003 and June 30, 2002

          d)    Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

PART II   Other Information

Item 6.   Exhibits

          (a)   31.1 Certification of CEO pursuant to Section 302 of Sarbanes
                     Oxley Act.
          (b)   31.2 Certification of CFO pursuant to Section 302 of Sarbanes
                     Oxley Act.
          (c)   32.1 Certification of CEO and CFO pursuant to Section 906 of
                     Sarbanes Oxley Act.

SIGNATURES

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)


                   SPECTRASOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                       JUNE 30,      SEPTEMBER 30,
                                                                         2003             2002
                                                                     -----------      -----------
                                                                              (UNAUDITED)
Assets
   Current Assets
      Cash                                                           $   126,956      $   156,350
      Accounts Receivable, less reserve of $125,235 and $125,235       1,130,132        1,057,222
      Prepaid Expenses                                                         0          115,954
      Inventory                                                        1,414,270        1,134,242
                                                                     -----------      -----------
   Total Current Assets                                                2,671,358        2,463,768
                                                                     -----------      -----------

      Fixed Assets,net of Accumulated Depreciation of
      $463,360 and $399,878                                              391,698          451,068
      Goodwill, net of $0 impairment                                     400,767          400,767
      Other Assets and Investments                                        38,908           30,816
      Deferred Tax Asset                                                 364,218          347,207
                                                                     -----------      -----------

Total Assets                                                         $ 3,866,949      $ 3,693,626
                                                                     ===========      ===========


Liabilities and Stockholders' Equity
   Current Liabilities
      Accounts payable and accrued expenses                          $   674,814      $   606,306
      Short Term Debt                                                    629,100          806,600
      Current Maturities of Long Term Debt                               118,000          141,017
      Due To Related Parties                                             438,460          156,429
                                                                     -----------      -----------
   Total Current Liabilities                                           1,860,374        1,710,352
                                                                     -----------      -----------

   Long Term Debt
      Notes Payable                                                      171,335           85,989
      Notes Payable, Related Parties                                   1,315,567        1,448,766
      Commitments and Contingencies                                         --               --
                                                                     -----------      -----------
   Total Long Term debt                                                1,486,902        1,534,755
                                                                     -----------      -----------

   Stockholders' Equity (Deficit)

      Common stock, $.001 par value, 10,000,000 shares
      authorized, and 7,184,872 shares issued and
      outstanding at June 30, 2003 and September 30,
      2002, respectively                                                  17,356           17,356
      Capital in excess of par value                                   3,530,704        3,530,704
      Accumulated Deficit                                             (3,028,387)      (3,099,541)
                                                                     -----------      -----------
   Total Stockholders' Equity                                            507,923          448,519
                                                                     -----------      -----------

Total Liabilities and Stockholders' Equity                           $ 3,866,949      $ 3,693,626
                                                                     ===========      ===========

                 See Notes to Consolidated Financial Statements

                   SPECTRASOURCE CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED INCOME SHEET

                                             THREE MONTHS      NINE MONTHS    THREE MONTHS      NINE MONTHS
                                                 ENDED            ENDED           ENDED            ENDED
                                                JUNE 30,         JUNE 30,        JUNE 30,         JUNE 30,
                                                  2003             2003            2002             2002
                                              -----------      -----------     -----------      -----------
Sales                                         $ 2,091,683      $ 5,650,935     $ 1,608,286      $ 4,784,816
Cost of Sales                                   1,222,705        3,446,079         659,643        2,126,652
                                              -----------      -----------     -----------      -----------
     Gross Profit                                 868,978        2,204,856         948,643        2,658,164
                                              -----------      -----------     -----------      -----------

Costs of Products Sold
     Selling and administrative expenses           34,394          102,395          22,488           59,558
     Depreciation and amortization                 27,512           72,370          28,513           72,427
     Other costs and operating expenses           734,483        1,948,675         701,344        2,209,036
                                              -----------      -----------     -----------      -----------
Total Costs of Products Sold                      796,390        2,123,441         752,345        2,341,021
                                              -----------      -----------     -----------      -----------

Income (Loss) from operations                      72,588           81,415         196,298          317,143
Other Income:
     Interest Income                                    0                0             (45)               0
     Miscellaneous Other Income (Expense)          (1,922)           8,591             110            1,441
                                              -----------      -----------     -----------      -----------
Total Other Income                                 (1,922)           8,591              65            1,441
                                              -----------      -----------     -----------      -----------

Income before taxes                                70,666           90,006         196,363          318,584

Provision for income taxes                         12,276           18,852          69,903          106,936
                                              -----------      -----------     -----------      -----------

Net Income or (Loss)                          $    58,390      $    71,154     $   126,460      $   211,648
                                              ===========      ===========     ===========      ===========

Basic earnings (loss) per common share:              0.01             0.01            0.02             0.04

Weighted average number of common shares        7,184,872        7,184,872       6,015,850        6,015,850

                 See Notes to Consolidated Financial Statements

                   SPECTRASOURCE CORPORATION AND SUBSISIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOW

                                                     NINE MONTHS     NINE MONTHS
                                                        ENDED           ENDED
                                                       JUNE 30,        JUNE 30,
                                                        2003            2003
                                                     ----------      ----------
                                                     (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income From Operations                           $   71,154      $  211,648
Adjustments to reconcile net income:
    Depreciation                                         72,370          28,513
    Allowance for bad debt                                    0           7,274
    Deferred Taxes                                      (17,011)        106,936
    Decrease in Accounts Receivable                     (72,910)        (73,164)
    Due from related parties
    (Increase) in Inventory                            (280,028)       (324,234)
    (Increase) Decrease in Prepaid                      107,862        (106,270)
    Increase (Decrease) in Accounts Payable              68,508         258,314
                                                     ----------      ----------

Net cash provided from (used in) operations             (50,055)        109,017
                                                     ----------      ----------

CASH FLOW FROM INVESTING ACTIVITIES
    Equipment purchases                                 (13,001)        (62,265)

Net cash from investing activities                      (13,001)        (62,265)
                                                     ----------      ----------

CASH FLOW FROM FINANCING ACTIVITIES
    Increase (Decrease) in Short Term debt             (177,500)         21,047
    Payments on Long Term debt                          (70,870)       (116,671)
    Increase in Due to Affiliates                       282,031
                                                     ----------      ----------

Net cash provided by financing activities                33,661         (95,624)
                                                     ----------      ----------

Net (Decrease) in cash and equivalents                  (29,394)        (48,872)
Cash and equivalents, beginning of period               156,350         165,414
                                                     ----------      ----------
Cash and equivalents, end of period                  $  126,956      $  116,542
                                                     ==========      ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for interest                           $   46,376      $   44,722

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2003 and for the nine months ended June 30, 2003 and June 30, 2002, have been made. The results of operations for the period ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements contained in this Quarterly Report on Form 10-QSB, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", "projections", and words of similar import, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned not to put undue reliance on forward-looking statements. All forward-looking statements are made as of the date hereof and are based on information available to the parties as of such date. The Company does not undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Form 10-QSB. It is important to note that actual outcome and the actual results could differ materially from those in such forward-looking statements. Factors that could cause actual results to differ materially include risks and uncertainties such as future economic conditions, corporate and marketplace changes, all as more fully described in the Company's Report on Form 10-K for the period ended September 30, 2002 under Management's Discussion and Analysis of Financial Conditions and Results of Operations "Assumptions Underlying Certain Forward-Looking Statements and Factors that May Affect Future Results" and elsewhere from time to time in the Company's other SEC reports.

Plan of Operations
------------------

The Company is a leading provider of electrical components, advanced wiring, home networks and hardware to the residential and commercial building markets.

The Company operates in three divisions, or segments. Gulf Coast Fan & Light manufactures, installs and supplies the trademarked Old Jacksonville ceiling fan, and installs and supplies other third-party ceiling fan brands. Connect Source Communications sells and installs infrastructure cabling, wiring, and network systems for the residential and commercial building market. Builders Lighting & Hardware is a major supplier of residential and commercial lighting and hardware fixtures to the residential and commercial building markets.

Through the first nine months of the fiscal year, the Company's subsidiary, Connect Source Communications, met its twelve-month revenue target of $1 million for this fiscal year. Net profits for that division are slightly below target, due mainly to expenses associated with resolving remaining start-up issues. The decrease in construction activity of multi-family housing units in the Houston, Texas market during 2003 adversely impacted the Company's sales volume and profit margins of the Company's contractor grade lighting and hardware products. Demand and margins in the Company's product offerings to custom homebuilders and to builders of mid-priced planned development homes remained strong. Market competition has adversely impacted the profit margins on some models of the Company's ceiling fan products. Budgeted increases in the Company's marketing budget and sales staff increased selling and administrative expenses.

Over the next twelve months, the Company expects to focus on increasing market share by leveraging the customer base of its long established Texas divisions and on continuing to grow its residential fiber optics and structured wiring product line. The Company is in the preliminary investigative stage of seeking lower cost overseas suppliers for the structured wire and cabling used in the Connect Source division. The Company already has commercial supply agreements with these same suppliers for other of the Company's products. With the possible exception of raising funds for acquisitions, the Company does not anticipate the need to raise additional funds in the next twelve months.

The Company anticipates no substantial performance of product research and development, purchases of significant equipment, or significant changes in the number of employees over the next twelve months.


Financial Results
-----------------

For the three and nine month periods ended June 30, 2003, the Company reported net income of $58,390 and $71,154, respectively, compared to net income of $126,460 and $211,648 for the respective three and nine month periods ended June 30, 2002. The decrease in net income is attributable to decreased sales volumes to the multi-family housing market, and to profit margin pressure in the ceiling fan market beginning in the current quarter. Net income improved in the structured wiring and cabling division compared to a year ago. Selling and administrative expenses increased to $102,395 for the nine months ended June 30, 2003, compared to $59,558 for the nine months ended June 30, 2002. The increase is attributable to increases in the Company's marketing budget and additional sales and marketing personnel.

Gross revenues for the quarter ended June 30, 2003 were $2,091,683 compared to $1,608,286 for the quarter ended June 30, 2002. As detailed in the segment information below, the 30% increase in gross revenue is attributable to approximately $1 million growth in revenues in the Connect Source division compared to comparable period one year ago. This revenue growth was partially offset by a decrease in revenue in the Builders Lighting and Hardware division, attributable to decreased demand for lighting products for the multi-family housing construction industry.

Net cash flow for the nine-month period ended June 30, 2003 was ($29,394) compared to ($48,872) for the nine-month period ended June 30, 2002. Negative cash flow for the current nine-month period is mainly attributable to investing in inventory and accounts receivable in the Connect Source division. Whereas the Company is focused on improving its long-term cash flow, these uses of cash are necessary to fund the growth of the structured wire and cabling division. Decreases in cash from financing activities totaling $248,370 were used to make scheduled payments on short and long term debt. The reduction in short-term debt in the amount of $177,500 relates to payments on installation/ service vehicle purchase notes and to a voluntary reduction in the outstanding balance of interest-bearing working lines of credits from financial institutions. Payments on long-term debt in the amount of $70,970 is mainly attributable to payments on the purchase note issued in connection with the acquisition of Home Structure Sound, an unincorporated entity in the same line of business as the Connect Source division. Increase in Due to Affiliates in the amount of $282,031 represent non-interest bearing advances of working capital from the majority shareholder.

Comparative Segment information is as follows:

The Company identifies its segments based on differences in products and services, as follows:

GULF COAST FAN & LIGHT, INC. - ceiling fans systems for the residential and commercial building market.


CONNECT SOURCE COMMUNICATIONS, INC. - cabling, wiring, and network systems for the residential and commercial building market.

BUILDERS LIGHTING & HARDWARE, INC. - residential and commercial lighting and hardware fixtures.

The segments are managed as one business unit, utilizing the same sales force, customer service force, and headquarter support staff.

                                                                 Builder's
                                                                Lighting &      Builder's Lighting
                        Gulf Coast          Gulf Coast           Hardware           & Hardware
                            YTD                YTD                  YTD                 YTD
                       June 30, 2003      June 30, 2002        June 30, 2003       June 30, 2002
                     -----------------------------------------------------------------------------
Revenues                  2,538,907          2,453,498            2,041,526           2,275,044
Cost of Goods Sold        1,450,280          1,363,391            1,293,581           1,374,035
Depreciation                 35,549             34,143                    0               6,750
Interest Expense              4,473              5,641               21,933              14,412
Segment profit              144,064            283,813              (69,961)            159,550
Segment Assets            1,167,407          1,185,334            1,342,705           1,536,756

                       Connect Source     Connect Source           Other               Totals
                            YTD                 YTD                 YTD                 YTD
                       June 30, 2003       June 30, 2002       June 30, 2003       June 30, 2003
                     -----------------------------------------------------------------------------
Revenues                  1,070,502             56,274                                5,650,935
Cost of Goods Sold          702,218             38,151                                3,446,079
Depreciation                 26,438             20,905               10,383              72,370
Interest Expense             19,970             15,077                                   46,376
Segment profit               19,781           (135,744)             (22,730)             71,154
Segment Assets              913,763            171,366              443,074           3,866,949

"Other depreciation" is depreciation of headquarter leasehold improvements not allocated to the segments. "Other profit" is the deferred tax provision not allocated to the segments, plus miscellaneous unallocated general and administrative expenses. "Other Assets" consist of the deferred tax asset and headquarter leasehold improvements not allocated to the segments.


PART II. OTHER INFORMATION

Item 6.  Exhibits

     31.1  Certification of CEO pursuant to Section 302 of Sarbanes Oxley Act.

     31.2  Certification of CFO pursuant to Section 302 of Sarbanes Oxley Act.

     32.1 Certification of CEO and CFO pursuant to Section 906 of Sarbanes Oxley Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.



SPECTRASOURCE CORPORATION

By:  /s/ CHARLES SHEFFIELD
     -----------------------------------------
     Charles Sheffield, Chief Executive Officer,
     President and Director