Form 10KSB
period 2003-09-30
SPECTRASOURCE CORP
filed 2003-12-30
CIK 830318

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15 (d) of The
                        Securities Exchange Act of 1934
                  For the Fiscal Year Ended September 30, 2003
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

Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Company was required to file such reports); Yes (X) No () and (2) has been subject to such filing requirements for the past ninety (90) days; Yes (X) No ()

The issuer's revenues for the twelve months ended September 30, 2003, were $7,998,967. As of September 30, 2003, there were 7,184,872 shares of ($0.001)
par value Common Stock (the Company's only class of voting stock) outstanding. The aggregate market value of the common shares of the Company on September 30, 2003, (based upon the mean of the closing bid and asked price) held by non-affiliates of the Company, was approximately $196,061.


                      DOCUMENTS INCORPORATED BY REFERENCE:


None

                         ==============================

                                   FORM 10-KSB

                            SPECTRASOURCE CORPORATION

                                TABLE OF CONTENTS
PART I
        Item  1.   Description of Business
        Item  2.   Description of Property
        Item  3.   Legal Proceedings
        Item  4.   Submission of Matters to a Vote of Security Holders

PART II
        Item  5.   Market for Common Equity and Related
                   Stockholder Matters
        Item  6.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations
        Item  7.   Financial Statements
        Item  8.   Changes in and Disagreements with Accountants
                   On Accounting and Financial Disclosure
        Item  8A.  Controls and Procedures

PART III
        Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
        Item  10.  Executive Compensation
        Item  11.  Security Ownership of Certain Beneficial
                   Owners and Management
        Item  12.  Certain Relationships and Related Transactions
        Item  13.  Exhibits and Reports on Form 8-K
        Item  14.  Audit Fees

SIGNATURES

                         ==============================

PART I

ITEM 1. BUSINESS


DESCRIPTION OF THE COMPANY'S BUSINESS

SpectraSource Corporation (the Company) was organized under the laws of the State of Nevada on September 21, 1987.

Through its subsidiaries, (the Subsidiaries) the Company provides products and services to residential and commercial builders and developers, the telecommunications market, commercial business applications, building owners, and the general consumer market. These products and services, bundled and marketed in one turnkey package to afford synergistic cost savings to its customers, include packaged sales and installation of lighting, ceiling fans, entry hardware, fiber optics, structured cabling, security monitoring, and electrical components for residential and commercial uses.

Through its subsidiaries, SpectraSource has served the Texas and Gulf Coast new construction markets for 20 years, maintaining a customer base of over 150 leading residential builders with state and national presence. It also maintains an individual customer base to which it target markets post-construction services and products.

The Company's subsidiaries and their respective lines of business are:

GULF COAST FAN & LIGHT, INC.

Gulf Coast Fan & Light manufactures, installs and supplies the trademarked Old Jacksonville ceiling fan, under an exclusive licensing agreement, to residential builders in the Texas market.

Strict manufacturing quality specifications, low manufacturing costs, and lifetime warranties combine to position the Old Jacksonville line an industry standard for homebuilders in the Gulf Coast construction market, as witnessed by a 99.3% satisfaction rate on customer surveys.

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

DESCRIPTION OF TECHNOLOGY

Gulf Coast designs, manufactures, through a third party contract manufacturer, and is the sole distributor of the Old Jacksonville Ceiling Fan brand under a licensing agreement with U.S. Ceiling Fan Corp., a company controlled by the Company's Principal Shareholder.

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

MARKETING

Through its Subsidiaries, the Company markets its products with direct sales, retail stores, the Internet, telephone sales, and other marketing techniques. The Subsidiaries have competed in the commercial and residential building industry for 20 years, and benefit from an excellent reputation in their respective markets. Since the consolidation of its subsidiaries product divisions earlier this year, the Company has unified its sales force and has begun to cross-markets to the customer bases of its respective subsidiaries.

The Company is planning a nationwide expansion based on utilizing many of its existing customers' national presence to move into new markets served by these customers. This, coupled with cross-market selling and its ability to produce substantial volume cost savings through vertical integration in the manufacturing, purchasing, and distribution product and service mix, is expected to provide growth in both revenue and profits over the next few years.

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

EMPLOYEES

At fiscal year end, the Company and its subsidiaries had approximately 55 full time employees.

CUSTOMERS AND SUPPLIERS

The Company's principal customers are homebuilders, multi-family and commercial developers, commercial contractors, supply houses and the general public. The Company sells and distributes to a customer network of over 150 of the largest homebuilders nationwide, with a predominant presence in Texas. Two customers each accounted for greater than 10% of the Company's revenue.

The Company purchases its inventory from a number of national and international manufacturers and distributors, none of which account for a significant percentage of the Company's purchases.

COMPETITION

There is substantial competition in the wholesale electrical components and hardware, some of which competitors have more resources than the Company. The Company's success depends on vertical integration in its fan division, its methods of delivery, and the cross marketing of each division's precision built products with industry leading technical quality to a broad repeat customer base, offering a continually expanding line of goods and services to its target market at attractive prices, providing prompt delivery and service, while maintaining a low-cost overhead structure. National economic conditions impacting the construction industry may affect the Company's performance.

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


ITEM 2. PROPERTIES

As of September 30, 2003, the Company and its subsidiaries lease four locations in Houston, Dallas and San Antonio totaling approximately 33,000 square feet of office and warehouse space. All leases are at current market rates. The properties are adequately insured, and are suitable and adequate for their intended use.

The Company has no current or planned direct or indirect investments in real estate, real estate mortgages, or real estate activities. Any such investment is subject to approval by the Board of Directors.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The table below sets forth the high and low bid price of common stock through September 30, 2003, as reported by Reuters. Such over-the-counter market quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not necessarily represent actual transactions.

Fiscal Year Ending September 30, 2003                   High           Low

   1st Quarter                                          0.52           0.12
   2ndQuarter                                           0.35           0.10
   3rd Quarter                                          0.52           0.10
   4th Quarter                                          0.21           0.12

Fiscal Year Ending September 30, 2002                   High           Low

   1st Quarter                                          0.80           0.30
   2nd Quarter                                          0.70           0.52
   3rd Quarter                                          0.51           0.30
   4th Quarter                                          0.51           0.25


As of September 30, 2003, the Company had approximately 485 shareholders of record. The Company has never paid cash dividends and has no plans to pay any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

As more fully discussed in Note 3 to the Company's financial Statements, on August 30, 2002, the Company purchased 100% of the inventory, work-in-process, and goodwill, the company name of "Home Structure Sound", of Home Structure Sound, an unincorporated entity in the same line of business as the Company's Connect Source subsidiary. Home Structure Sound provides residential structured cabling - wiring for Internet, cable/satellite dish TV, and home security systems. In conjunction with the acquisition, the three Principals of Home Structure Sound became employees of the Company's Connect Source division. The assets and operations of Home Structure Sound have been combined and are included in the operations of the Company's Connect Source Division. The primary reason for the acquisition is to accelerate the Company's entry into the structured cabling market, an initiative for which the Company's Connect Source division was not achieving at the desired rate prior to the acquisition. The Company purchased the business operations of Home Structure Sound in a transaction valued over $420,000. The acquisition was expected to accrete Connect Source revenues in excess of $1 million during the first year post-acquisition. In fact, Connect Source generated $1,660,000 of revenue during fiscal year September 30, 2003, exceeding expectations.

During the fiscal year ended September 30, 2003, Connect Source introduced its WATCHDOG security monitoring service, a home security monitoring service. As the seller/ installer of security system wiring, Connect Source is maximizing the initial contact with the homeowner to sell the complementary monitoring service to the homeowner. As of year-end the Company had secured over 300 monitoring contracts, with the number of monitoring contracts increasing at the rate of three per day as of year-end. Each contract generates, on average, $15/ month of net cash flow. The Company is reasonably optimistic that it will secure additional monitoring contracts over the next three fiscal years to generate, at the end of year three, at least $500,000 in annual net cash flow solely from monitoring services. However, no assurance can be given that the Company will meet its goal. The monitoring contracts are readily transferable should the Company wish to monetize the contracts. Based on the industry average life of each contract, the Company estimates that the fair market value of its existing pool of contracts is $225,000 at fiscal year end September 30, 2003.

The Subsidiaries have had 20 years of profitability with positive cash flows from operations, creating the ability to sustain operations and to finance the new operations of other subsidiaries. The Company expects that the cash requirements for operations for the next fiscal year will be provided from its subsidiaries. There is no present assurance, however, that these activities will sustain their respective levels of cash flow over the long-term.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales

Revenues were $ 7,998,967 during fiscal year ended September 30, 2003 compared to $ 6,647,730 for fiscal year ended September 30, 2002. The 20 % increase in revenues compared to the fiscal year ended September 30, 2002 is primarily attributable to a $1,489,151 increase in the revenues of Connect Source, a direct result of the acquisition of Home Structure Sound. Revenues in the Gulf Coast Fan division were stable at approximately $3,360,000, reflecting a continuing demand for ceiling fan products. Revenues in the Builders Lighting and Hardware division were relatively unchanged at $3,048,000, compared to $3,080,828 a year ago. Within the lighting and hardware division, sales of hardware products increased approximately $660,000, reflecting positive customer reaction to the Company's initiatives to improve customer satisfaction in product installation and service. The Company has increased its use of predictive forecasting of customer demand in the Hardware division, enabling the Company to minimize service and delivery delays caused by back ordered items. The result of such process changes is to substantially improve the Company's delivery and installation of hardware products within the scheduling parameters demanded by the Company's residential home builders. The result is that the Company experienced increased market share for its hardware products within a particular residential planned development in which the Company competes against other suppliers for a particular builder's orders. Revenues from lighting products decreased approximately $907,000, reflecting decreased construction activity in the high-end custom home market and in the multi-family market, both served by the Company. The overall increase in the Company's revenues is partially reflective of the expected increase in market share of structured cabling business due to the acquisition of Home Structure sound, and to the success of its business process changes instituted in the hardware division. However, sustaining such increases, from one fiscal year to the next, may depend, in part, on the fulfillment, in any fiscal year, of a significant order from a residential homebuilder in planned subdivision developments. An order of this nature, for the sale and installation of ceiling fans, lighting fixtures, and hardware on behalf of a residential homebuilder in hundreds of homes in a planned subdivision, or a portion thereof, could materially affect revenues from one fiscal year to the next. Whereas the Company has the intent and expectation of continuing to maintain and increase its market share of the residential homebuilding market, both its ability to secure these large orders and the vitality of the residential construction market as a whole can have a material effect on the Company's revenues.

Two customers each accounted for more than 10% of the Company's consolidated revenues during the fiscal year ended September 30, 2003. Revenues from the two largest customers during the fiscal year were:

1st  $936,318
2nd  $832,557

Revenues from these customers were generated from the sale and installation of ceiling fans, lighting fixtures, hardware, and structured cabling and wiring in homes built in planned subdivisions by these customers.


Cost of Sales

Cost of Sales was $ 5,072,256 for the fiscal year ended September 30, 2003, resulting in Gross Profit of $ 2,926,711. Cost of Sales for the fiscal year ended September 30, 2002 was $ 3,869,455, resulting in Gross Profit of $ 2,778,275. The increase in Gross Profit of $148,436, or 5.4% compared to the prior year, is attributable to increased gross revenue by the Connect Source division, a direct result of the acquisition of Home Structure Sound. The Gulf Coast Fan division experienced a decrease in gross profit, from $1,610,000, for fiscal year ended September 30, 2002 to $1,337,000 for the fiscal year ended September 30, 2003, on substantially similar sales. This decrease is attributable to pricing pressures from competitors, reflecting a decreasing rate of growth in the residential home building market, and resulting greater competition from suppliers, of which the Company is one. Gross profit for the Lighting and Hardware division remained relatively stable at $1,228,000. As described in the analysis of Sales, above, decreases in demand for high-end light fixtures plus a slowing multi-family residential market resulted in a decrease in the gross profit generated by lighting products by approximately $150,000, offset by a similar increase in gross profit from hardware products. Decreased demand for high-end custom homes negatively impacted sales of designer lighting products, which carry high gross margins. Sales volume, and the resulting gross profit, from hardware products increased due to improved customer satisfaction, resulting in more orders for the Company's product.

Other Operating Costs

Other Operating Costs were $ 2,625,502 during fiscal year ended September 30, 2003 compared to $2,242,429 for fiscal year ended September 30, 2002, an increase of 17%. The increase is mainly attributable to increased insurance costs, additional personnel added in connection with the acquisition of Home Structure Sound by the Connect Source division, investments in reorganizing distribution systems and additional sales staff in the fan, lighting, and hardware divisions. The Company has doubled its sales force and has added additional operations personnel at its San Antonio operations as part of its initiative to increase market share. The Company expects to reap returns from these initiatives in fiscal year 2004.

Interest Expense

Interest expense increased to $60,995 for the fiscal year ended September 30, 2003 compared to $58,626 for the fiscal year ended September 30, 2002.

Liquidity and Capital Resources

Net income after tax for the fiscal year ended September 30, 2003 was $19,741, compared to $228,500 for the fiscal year ended September 30, 2002, on revenues of $7,987,695 and $6,647,730 for the respective fiscal years. The decrease in net income is generally traced to increased personnel and sales staff added to generate increased market share, to profit pressures in the fan division from a tightening multi-family residential construction market, to slower demand for high-end lighting fixtures in the lighting division, and to start-up and integration expenses relating to the acquisition of Home Structure Sound. During the 4th quarter of fiscal year ended September 30, 2003, the Company consolidated the operations management of its lighting, fan, and hardware divisions, and is duplicating the customer service business process changes instituted in the hardware division within the lighting division. Based on the positive earnings results such process changes brought to the hardware division, the Company expects similar positive results in the lighting division in the future. In addition, industry activity in the 4th quarter of 2003 and in the 1st quarter of fiscal year 2004 indicates a slightly improving construction environment. The Company anticipates that resolution of integration and start-up issues in the Connect Source division will result in improved earnings and cash flow for that division. Net cash provided from operations for the period was $30,635. During the period, Accounts Receivable increased $ 246,071, a 23% increase compared to prior year, reasonably comparable to the 20% increase in revenues. The Company has analyzed its accounts receivable and determined that its reserve for uncollectable accounts is adequate at the balance sheet date. Inventory increased $95,618, approximately $56,000 of which is attributable to Connect Source to meet the growth of that division. Prepaid assets decreased $115,954. Prepaid assets reflect prepaid purchases of inventory in route on the balance sheet date. Changes in inventory balances should be read in conjunction with changes in the prepaid asset account to gain a more meaningful understanding of the amount of the Company's resources invested in product inventory. Accounts Payable increased $153,828, approximately 25%, reasonably comparable to the Company's 31% increase in cost of goods sold. Net cash used in investing activities was $78,801 for the fiscal year ended September 30, 2003, reflecting the purchase of fleet service trucks and computer network assets. Net cash provided by financing activities was $34, 072 for the fiscal year ended September 30, 2003. Short term debt decreased $208,000, to $598,600. This amount represents working capital lines of credit with commercial banks on a revolving basis bearing interest at the current prime rate. These lines of credit expire within twelve months from the date of issuance. These lines of credit are secured by a blanket U.C.C. security filing on inventory, accounts receivable, furniture and fixed assets, and are personally guaranteed by the Principal Shareholder.

Long-term debt and the portion due within one year at September 30, 2003, and 2002 consist of the following:

                                                Interest    Balance at      Balance at
                                                  Rate     September 30,   September 30,
                                                               2003            2002
                                                               ----            ----
Notes payable                                     0-7%     $   353,411     $   153,224
Notes payable - Shareholders/ related parties     0-8%       1,728,116       1,678,977
                                                           -----------     -----------
Total long-term debt                                         2,081,527     $ 1,832,201
Less: Current maturities of long term debt                     235,596         177,445
                                                           -----------     -----------
Net long-term debt                                         $ 1,845,931     $ 1,654,756
                                                           ===========     ===========

Notes Payable are borrowings from commercial institutions and automobile manufacturers to finance vehicle and equipment purchases, and are secured by the assets purchased. The terms of these notes are generally five years, most of which bear no interest. On April 28, 2000, the Company issued $1,440,000 in principal amount of Notes Payable to Shareholders to effect the acquisition of Gulf Coast as described in Note 2 of the financial statements. The $1,440,000 of the Notes Payable to Shareholders is collateralized by the common stock of the subsidiaries. On August 30, 2003, the Company issued $184,000 of principal amount of Notes Payable in connection with the purchase of Home Structure Sound, the sellers of which became shareholders of the Company. The $184,000 is unsecured and bears no interest. The Company, with the consent of the Principal Shareholder, is not currently accruing interest expense on the $1,226,072 balance of notes payable to the Principal Shareholder, and is deferring the payment of $650,924 of principal otherwise currently due the Principal Shareholder under the original terms of the notes. The Principal Shareholder intends to continue to defer payments of principal and interest on the $1,440,000 until such time as the Company's cash flow is sufficient to discharge the obligation without impacting the operations of the Company. Notes Payable also includes approximately $200,000 of long-term borrowings from companies controlled by the Principal Shareholder. Such loans are unsecured and bear no interest rate.

The principal payments required to be made on long-term debt during the next five years are shown below:

Fiscal Year                                   Amount

2004                                       $  235,596
2005                                        1,249,260
2006                                          131,128
2007                                          122,280
2008 and thereafter                           347,176

Of the $1,249,260 amount due on long-term debt in 2005, $1,022,394 is attributable to the deferral of principal on the $1,440,000 note payable to the Principal Shareholder. Such amount can be expected to be furthered deferred if warranted by the cash needs of the Company.

Liquidity is expected to increase as funded start-ups are capitalized and the Company should only require short-term cash advances to sustain normal operations.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.
    ------------------------------------------------

The chief executive officer and the chief financial officer, after evaluating the Company's "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) have concluded that as of the end of the period covered by this Annual Report on Form 10-KSB, the Company's disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls.
    ----------------------------

There were no changes in internal controls, financial reporting or in other factors that occurred during the period covered by this Annual Report on Form 10-KSB that could significantly affect the Company's internal controls over financial reporting, nor were there any significant deficiencies or material weaknesses in internal controls over financial reporting. As a result, no corrective actions were required or undertaken.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

BUSINESS EXPERIENCE

  NAME                                    AGE                                 POSITION
  ----                                    ---                                 --------
Charles                                    50     Chief  Executive  Officer.  Mr.  Sheffield  is a  graduate  of  the
Sheffield                                         University  of Houston  with a BBA in  Finance.  In 1973 he founded
                                                  Sheffield  Construction  Co.,  Inc.,  which  became U. S.  Design &
                                                  Construction  Corp.  when he marketed this company  national in the early and mid-1980's.  In the 20 years he headed this company,  Mr.
                                                  Sheffield  expanded  it  from  a  small  local  firm  to a  leading
                                                  national  contractor.   During  this  period,  Mr.  Sheffield  also
                                                  founded Gulf Coast Fan & Light,  Inc.  (1984),  a major supplier of ceiling  fans and  electrical  components.  This base was  expanded into a group  of  companies  that  provide  a host  of  electrical, hardware,  fiber optics,  and  structured  cabling  products to the residential and commercial markets.

EA Buchholtz                               52     Chief  Financial   Officer.   Mr.  Buchholtz   graduated  from  the
                                                  University of Texas at Austin with a BBA degree in  Accounting  and
                                                  General Business.  He is also a Certified Public Accountant.  Prior to joining the company in 2001,  Mr.  Buchholtz was  controller and treasurer for Albis Corporation.  The company is a manufacturer and distributor  of  plastic  resins.  In  addition  to  his  financial duties, he was also  instrumental in the design and  implementation of numerous financial and operational  systems.  He also previously held  various  financial  positions  primarily  in the oil  service industry.

Beruk Zewdie                               46     Vice  President  and  Controller.  Mr.  Zewdie  holds a  degree  in business and accounting  from the  University of Houston.  Prior to his joining  the  Company in 1987,  he held  various  positions  in accounting and operations.


Michael Newman                             58     Director.  Mr.  Newman  graduated  from Clemson  University  with a degree in  mathematics.  He served as a management  consultant with
                                                  Deloite and Touche in Washington, D.C. before buying an oil and gas trucking  firm in  Mississippi,  which  he  expanded  and sold to a public  exploration  company and  continued  to serve as  President until l991.  He returned to Texas where he  purchased  and operated several  Texas  and  California  franchises  of  the  New  Horizons
                                                  Computer  Learning  Centers.  He  subsequently  sold  the  built-up
                                                  business  back  to  the   franchisor  and  continued  to  serve  as
                                                  President.  He recently purchased a Florida Region Franchise of New
                                                  Horizons Computer Learning Centers.


Leon D. Hogg                               83     Director.  Mr.  Hogg  has  been a  Director  of the  Company  since
                                                  February  27,  1995.  Mr. Hogg is a retired  commercial  banker who served as President  of Therapy  Lasers,  Inc.  from 1995 to April,
                                                  2000.  He has since  served the  company in the  capacity of public relations, director, and secretary. He holds a bachelor's degree in business  from the  University  of North Texas When  operating  his mortgage  banking  firm,  Lee Hogg & Co.  Inc.,  Mr. Hogg  arranged financing for apartment buildings, office buildings and undeveloped property for many projects in the Houston area.


Geary Broadnax                             51     Director.  Mr. Broadnax,  after studying electrical engineering and photography  at Virginia  Tech,  became a  photographer  and later,
                                                  Director of Photography  for the Houston Post. In 1992 Mr. Broadnax
                                                  founded  AllSource,  Inc.,  a systems  integration  company,  which became  ranked 2nd  (second) on the list of  Houston's  100 Fastest
                                                  Growing  Companies.  In 1995,  Mr.  Broadnax  expanded to become an
                                                  Internet provider.  This company,  Insync Internet  Services,  Inc, became the number one  fastest  growing  technology  company in the
                                                  1998 Houston 100 Fastest  Growing  Companies list. In 2000, he sold
                                                  Insync to Reliant  Energy and Mr.  Broadnax  became the Senior Vice
                                                  President of Reliant Energy  Communications.  After  fulfilling the terms of his  employment  contract with  Reliant,  he purchased his latest  company,  Empowerment,  Inc.,  a 7-year  old CRM  (customer relationship and management) software company. He now serves as its
                                                  Chairman and CEO.


William Sherrill                           75     Director.  Mr.  Sherrill  graduated  from the University of Houston with a Bachelors  of Business  Administration  and obtained his MBA from the Harvard Graduate School of Business Administration. He has
                                                  served as a Governor of the Federal Reserve System in Washington D.
                                                  C.,  Director  of  the  Federal  Deposit   Insurance   Corporation,
                                                  Treasurer of the City of Houston,  Chief Administrative  Officer of
                                                  the City of  Houston,  Executive  Assistant  to the  Mayor and Port
                                                  Commissioner of the Port of Houston, and Commissioner to the United
                                                  Nations  Commission for UNESCO. In private industry,  he has served
                                                  as  President  of  Associates   Corporation  of  North  America,  a
                                                  multi-billion dollar international  financial services corporation, as a member of Gulf and  Western's  Board of  Directors,  Chairman,
                                                  President  and  CEO of Dasa  Corporation,  a  multi-million  dollar telephonics and electronics company with international  offices and distribution.  He has also served as President of a Commercial Bank and a Federal Credit Union,  as well as Executive Vice President of a Savings and Loan Association.  As a financial consultant,  he has
                                                  assisted  corporations   structuring   acquisitions,   mergers  and
                                                  spin-offs.   Mr.  Sherrill  now  teaches   Entrepreneurship  as  an
                                                  Executive  Professor  at the  University  of  Houston's  College of
                                                  Business Administration.

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

During the period from September 30, 2002 to September 30, 2003, all Section 16
(a) filing requirements applicable to its current officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

In his capacity as President, CEO, and Loan Guarantor, the CEO was granted stock options during the fiscal year ended September 30, 2003 in the following amounts:

       Name          Years services      Number of securities          Percent of total       Exercise price
                      were rendered    underlying options granted      options granted to          ($/Sh)
                                                                    employees in fiscal year

Charles Sheffield         2003                  25,000                       20.12                  0.22

The CEO was paid no cash compensation. No other officer or employee of the Company was compensated more than $100,000 during the fiscal year ended September 30, 2003.

OPTION AND LONG-TERM COMPENSATION TABLES

On July 31, 2000, the Company adopted an incentive stock option plan. As of September 30, 2003, under this incentive stock option plan, total cumulative options on 228,415 shares have been awarded to 55 employees according to the following schedule, none of which are in-the-money:

                 TOTAL CUMULATIVE OUTSTANDING OPTIONS UNDER ISO

       Name                        Position                  Underlying Shares

Charles Sheffield           President, CEO, Director               100,000
All Other Employees                                                128,415
                                                                   -------
     Total                                                         228,415
                                                                   -------


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

DIRECTOR COMPENSATION

The Company has no standard arrangement by which its directors are compensated. During fiscal year 2003, the Company awarded 50,000 stock options to Directors for their service as a Director of the Company,

    Director          Number of securities      Exercise price   Expiration date
                   underlying options granted       ($/Sh)

Charles Sheffield            10,000                  0.22            5 yrs.
Leon Hogg                    10,000                  0.20            5 yrs
Mike Newman                  10,000                  0.20            5 yrs
Geary Broadnax               10,000                  0.20            5 yrs
William Sherrill             10,000                  0.20            5 yrs

In addition to the 50,000 options issued during fiscal year ended September 30, 2003, that Company previously issued 170,000 options to Directors for their service as a Director of the Company. All options issued to Directors are currently outstanding, none of which are in the money.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock as of September 30, 2003. Unless otherwise indicated, each person has beneficial voting and investment power with respect to the shares owned.

 Name and Address of Beneficial Owner     Number of Shares   Percentage of Total

Charles Sheffield
14900 Westheimer
Houston, Texas 77082
                                            5,475,232(A)            75.67%

(A) Includes shares owned directly and shares owned indirectly by related entities, as follows:

Name and Address of Beneficial Owner      Number of Shares   Percentage of Total

Charles Sheffield
U.S. Design & Construction, Inc.              5,460,855             75.47%
                                                 14,377                .2%
                                              ---------           --------
   Total                                      5,475,232             75.67%
                                              =========           ========

The following table sets forth as of September 30, 2003, the common stock ownership of all officers and directors of the Company:

Name and Address of Beneficial Owner      Number of Shares   Percentage of Total


Leon D. Hogg
6701 Sands Point, Suite 15                      100,400               1.4%
Houston, Texas 77074

Charles Sheffield
14900 Westheimer                              5,475,232             75.67%
Houston, Texas 77082

All Officers Not Listed Above
                                                 14,500               0.2%
                                              ---------           --------
All Officers and Directors as a Group
                                              5,590,132             77.26%
                                              =========           ========

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective April 28, 2000, the Principal Shareholder acquired control of the Company pursuant to the acquisition as described in Item 1 above.

An affiliated company, controlled by the Principal Shareholder, wholesales ceiling fans of lower quality and lower price points than the Company's products.

Under a licensing agreement with a company controlled by the Principal Shareholder, Gulf Coast Fan & Light is the exclusive licensee of the Old Jacksonville brand of ceiling fan. The Company is not charged for the use of the license.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

   a. Listing of Exhibits

      - Exhibit 31.1: Certification of Chief Executive Officer Pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002.

      - Exhibit 31.2: Certification of Chief Financial Officer Pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002.

      - Exhibit 32.1: Certification of Chief Executive Officer Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.


   b. On September 6, 2002, the Company filed a Form 8-K, such 8-K amended on July 3, 2003, reporting the acquisition of a significant amount of assets. Both Form 8-K's, and amendments, are incorporated by reference.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2003 and 2002 were $42,000 and $42,000, respectively.

Audit Related Fees

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2003 and 2002 were $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2003 and 2002 were $6,000 and $6,000, respectively. These fees related to the preparation of federal and state income tax returns.

Audit Committee

The Company's Board of Directors functions as its audit committee. All of the services described above in this Item 14 were approved in advance by our Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons, in the capacities and on the dates indicated, have signed this Report on Form 10-KSB below.

           NAME                           TITLE                     DATE
          -----                           -----                     ----

/s/ CHARLES SHEFFIELD                   President,            December 29, 2003
-------------------------        Chief Executive Officer,
Charles Sheffield                        Director


/s/ EA BUCHHOLTZ                  Chief Financial Officer     December 29, 2003
-------------------------
EA Buchholtz




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

                   SPECTRASOURCE CORPORATION AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                         REQUIRED BY ITEMS 8 AND ITEM 13


                                      INDEX



A.     FINANCIAL STATEMENTS
       ------------------------------------

       Report of independent certified public accountants

       Consolidated Balance sheet - September 30, 2003, and 2002

       Consolidated Statements of Income for the years ended
       September 30, 2003 and September 30, 2002

       Consolidated Statements of Shareholders' Equity for the years ended September 30, 2003 and September 30, 2002

       Consolidated Statements of Cash Flows for the years ended
       September 30, 2003 and September 30, 2002

       Notes to Consolidated Financial Statements




B.     FINANCIAL STATEMENT SCHEDULES
       ------------------------------------

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

Eric C. Yartz
800 Bering, Suite 310
Houston, Texas 77057
713-839-8200





                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of SpectraSource Corporation and its Subsidiaries

We have audited the accompanying consolidated balance sheets of SpectraSource Corporation and its subsidiaries as of September 30, 2003 and September 30, 2002, and the related consolidated statements of income, of cash flows and of changes in stockholders' equity for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of SpectraSource Corporation and its subsidiaries at September 30, 2003 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


/s/ Eric C. Yartz
Certified Public Accountant

Houston, Texas

December 24, 2003

                            SPECTRASOURCE CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                     September 30,     September 30,
                                                         2003              2002
                                                     ------------      ------------
ASSETS
   Current Assets
     Cash                                                 142,256           156,350
     Accounts Receivable, less bad debt reserve
     of $125,235 and $125,235, respectively             1,303,293         1,057,222
     Prepaid Expenses                                           0           115,954
     Inventory                                          1,229,860         1,134,242
                                                     ------------      ------------
   Total Current Assets                                 2,675,409         2,463,768

   Fixed Assets, net of accumulated depreciation
   of $495,715 and $399,878                               417,787           451,068
   Goodwill, net of amortization of $0                    400,766           400,768
   Other Assets and Investments                            38,069            30,816
   Deferred Tax Asset (Note 8)                            376,489           347,207
                                                     ------------      ------------
Total Assets                                            3,908,520         3,693,627
                                                     ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
     Accounts payable and accrued expenses                760,134           606,306
     Short Term Debt (Note 4)                             598,600           806,600
     Current Maturities of Long Term Debt                 179,597           141,017
     Due To Affiliates                                     55,999            36,428
                                                     ------------      ------------
   Total Current Liabilities                            1,594,329         1,590,351

   Long Term Debt (Note 5)
     Notes Payable                                        173,814            12,207
     Notes Payable, Shareholders                        1,474,107         1,522,548
     Due to Affiliates                                    198,010           120,001
                                                     ------------      ------------
   Total Long Term debt                                 1,845,931         1,654,756

   Stockholders' Equity (Deficit)
     Common stock, $.001 par value, 10,000,000
     shares authorized, with 7,184,872 shares
     issued and outstanding at September 30,
     2003 and September 30, 2002, respectively             17,356            17,356
     Capital in excess of par value                     3,530,704         3,530,704
     Accumulated Deficit                               (3,079,801)       (3,099,541)
                                                     ------------      ------------
   Total Stockholders' Equity                             468,259           448,519
                                                     ------------      ------------
Total Liabilities and Stockholders' Equity           $  3,908,520      $  3,693,626
                                                     ============      ============

        The Accompanying Notes are an integral part of these statements.

                            SPECTRASOURCE CORPORATION
              CONSOLIDATED STATEMENT OF INCOME FOR THE YEARS ENDED
                           SEPTEMBER 30, 2003 AND 2001



                                                     September 30,     September 30,
                                                         2003              2001
                                                     ------------      ------------
Sales                                                $  7,998,967      $  6,647,730
Cost of Sales                                           5,072,256         3,869,455
                                                     ------------      ------------
Gross Profit                                            2,926,711         2,778,275

Other Operating Costs
   Selling and administrative expenses                    168,722            80,884
   Depreciation                                           112,084           107,280
   Other costs and operating expenses                   2,625,502         2,242,429
                                                     ------------      ------------
Total Other Operating Costs                             2,906,308         2,430,593

Income from operations                                     20,403           347,682

Other Income:
   Interest Income                                              0                45
   Miscellaneous Other Income (Expense)                     5,918             3,812
                                                     ------------      ------------
Total Other Income                                          5,918             3,857
                                                     ------------      ------------
Income before income taxes                                 26,322           351,539

Provision for income taxes (Note 8)                         6,581           123,039
                                                     ------------      ------------
Net Income                                           $     19,741      $    228,500
                                                     ============      ============

Basic earnings per common share                      $       0.00      $       0.03
Diluted earnings per common share                    $       0.00      $       0.03
Weighted average number of common shares                7,184,872         7,184,872




        The Accompanying Notes are an integral part of these statements.

                            SPECTRASOURCE CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOW
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2001

                                                     September 30,     September 30,
                                                         2003              2001
                                                     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from operations                           $     19,740      $    228,500
Adjustments to reconcile net income:
   Depreciation                                           112,084           107,280
   Bad debt expense                                             0            63,924
   Deferred taxes                                         (29,282)          123,039
   (Increase) Decrease in Accounts Receivable            (246,071)         (215,545)
   (Increase) Decrease in Inventory                       (95,618)         (224,687)
   (Increase) Decrease in Prepaid Expenses                115,954           (80,091)
   Increase (Decrease) in Accounts Payable                153,828           264,520
   Increase (Decrease) in Due to Related Parties                0            28,639
                                                     ------------      ------------
Net cash provided/(used) in operating activities           30,635           295,579
                                                     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Long term asset purchases                              (78,801)         (116,394)
   (Increase) in long term Investments                                      (62,817)
                                                     ------------      ------------
Net cash used in investing activities                     (78,801)         (179,211)
                                                     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds (Repayment) of short term debt               (208,000)          (40,543)
   Proceeds (Repayment) of long term debt                 151,745           (84,889)
   (Increase) Decrease in LT Other Assets                  (7,253)
   Increase (Decrease) in due to related parties           97,580
                                                     ------------      ------------
Net cash provided by financing Activities                  34,072          (125,432)
                                                     ------------      ------------

Net (Decrease) in cash and cash equivalents               (14,094)           (9,064)
Cash and equivalents, beginning of period                 156,350           165,414
                                                     ------------      ------------
Cash and equivalents, end of period                  $    142,256      $    156,350
                                                     ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for Interest                               $     60,995      $     58,626

Acquisitions Note: In connection with the acquisition of the operating assets of Home
Structure Sound in August, 2002, the Company acquired assets with a fair market value of $423,000 in exchange for a cash payment of $45,000, the issuance of debt in the amount of $184,000, and the issuance of stock valued at $193,000.

        The Accompanying Notes are an integral part of these statements.

                            SPECTRASOURCE CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY





                                           COMMON STOCK                                                           TOTAL
                                  -------------------------------      ADDITIONAL PAID      ACCUMULATED       STOCKHOLDERS'
                                     SHARES             AMOUNT           IN CAPITAL           DEFICIT            EQUITY
                                  ------------       ------------       ------------       ------------       ------------
BALANCE, SEPTEMBER 30, 2001       $  6,015,850       $     16,190       $  3,338,043       $ (3,328,041)      $     26,192

   LT Asset Purchase                   339,400                339            192,661                               193,000
   Stock Compensation                  829,622                827                                                      827
   Net Income                                                                                   228,500            228,500
                                  ------------       ------------       ------------       ------------       ------------
BALANCE, SEPTEMBER 30, 2002       $  7,184,872       $     17,356       $  3,530,704       $ (3,099,541)      $    448,519

   Net Income                                                                                    19,741             19,741
                                  ------------       ------------       ------------       ------------       ------------
BALANCE, SEPTEMBER 30, 2003       $  7,184,872       $     17,356       $  3,530,704       $ (3,079,801)      $    468,259
                                  ============       ============       ============       ============       ============




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

As a result of these acquisitions, the Company's Principal Shareholder received as consideration for his interests in the Acquired Companies a total amount of 4,301,000 shares of the Company's common stock. Upon consummation of these acquisitions, the Principal Shareholder, directly and indirectly through his control of a corporation that owns stock in the Company, owned 4,734,876 shares which represented approximately 81% of the Company's outstanding common stock as of April 28, 2000.

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

      REVENUE RECOGNITION

Revenue from product sales is recognized as risk and title to the product transfer to the customer, which usually occurs when shipment, delivery, or installation, whichever is applicable, is made. The Company accrues for allowances for doubtful accounts based on its experience. The Company recognizes income on security monitoring contracts as the monitoring services are rendered.

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

      RECENT ACCOUNTING PRONOUNCEMENTS

In October, 2003, the FASB issued SFAS No. 147, ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS--AN AMENDMENT OF FASB STATEMENTS NO. 72 AND 144 AND FASB INTERPRETATION NO. 9, relating to required methods of accounting applicable in the acquisition of financial institutions. This statement has no impact on the Company.

In December 2002, the FASB issued Statement No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE." This statement amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Statement No. 148 also requires disclosure about those effects in interim financial information. The Company adopted the disclosure requirements of Statement No. 148 in the accompanying financial statements.

In April 2003, the FASB issued Statement No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company does not expect adoption of SFAS No. 149 to have a material impact on its consolidated financial statements.

In May 2003 the FASB issued SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY", which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and is generally effective at the beginning of the first interim period beginning after June 15, 2003. This standard has been adopted and has had no impact on the Company.

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


                  FYE 2003                      $    52,506
                  FYE 2004                           55,999
                  FYE 2005                           57,996
                  FYE 2006                           17,499
                                                ------------
                    Total                       $   184,000
                                                ============

The following table summarizes the estimated fair values of the assets acquired:

                  At August 30, 2003

                  Inventory                     $     12,232
                  Trademarks                          10,000
                  Goodwill                           400,768
                                                -------------
                    Total Assets Acquired            423,000
                                                -------------
                    Total Liabilities Assumed   $          0
                                                -------------
                    Net Assets Acquired         $    423,000
                                                =============

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

Total amortization expense for the period was $1711. The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

                  FYE 2003                      $        500
                  FYE 2004                               500
                  FYE 2005                               500
                  FYE 2006                               500
                  FYE 2007                               500

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

Subsequent to fiscal year end September 30, 2003, and prior to the completion of the first calendar year after acquisition, in the judgment of management it does not appear that Home Structure Sound will meet its target performance for the first calendar year as specified in the purchase agreement. The Company is currently undecided whether it will waive or enforce the provisions of the purchase agreement that require a reduction of the purchase price if the initial calendar year income targets are not met. Home Structure Sound substantially exceeded initial year gross revenue targets and the Company is of the opinion that non-recurring integration and transition issues accounted for the failure to meet first year net income targets.

NOTE 4.    SHORT TERM DEBT

At September 30, 2003, and September 30, 2002, the Company had short-term debt of $598,600 and $806,600, respectively. Short-term debt consists of lines of credit with commercial banks on a revolving basis bearing interest at the current prime rate. These lines of credit expire within twelve months from the date of issuance. These lines of credit are secured by a blanket U.C.C. security filing on inventory, accounts receivable, furniture and fixed assets, and are personally guaranteed by the Principal Shareholder.

NOTE 5.    LONG TERM DEBT

Long-term debt and the amount due within one year at September 30, 2003, and 2002 consist of the following:

                                        Interest    Balance at      Balance at
                                          Rate      September       September
                                                     30, 2003        30, 2002


Notes payable                             0-7%      $  353,411      $  153,224
Notes payable - Shareholders/ related
parties                                   0-8%       1,728,116       1,678,977
                                                  -------------   -------------
Total long-term debt                                 2,081,527     $ 1,832,201
Less: Current maturities of long term
debt                                                   235,596         177,445
                                                  -------------   -------------
Net long-term debt                                 $ 1,845,931     $ 1,654,756
                                                  =============   =============

Notes Payable to banks are borrowings from commercial institutions to finance vehicle and equipment purchases and are secured by the assets purchased. On April 28, 2000, the Company issued $1,440,000 in principal amount of Notes Payable to Shareholders to effect the acquisition of Gulf Coast as described in
Note 2 above. This portion of the Notes Payable to Shareholders is collateralized by the common stock of the subsidiaries. On August 30, 2002, the Company issued $184,000 of principal amount of Notes Payable in connection with the purchase of Home Structure Sound, the sellers of which became shareholders of the Company. This portion of the Note Payable to Shareholders is unsecured. The Company, with the consent of the Principal Shareholder, is not currently accruing interest expense on $ 1,226,072 balance of the notes payable to the Principal Shareholder, and is deferring the payment of $650,924 of principal due the Principal Shareholder under the original terms of the notes.

The principal payments required to be made on long-term debt during the next five years are shown below:

            Fiscal Year                      Amount
            -----------                      ------
                2004                      $   235,596
                2005                        1,249,260
                2006                          131,128
                2007                          122,280
        2008 and thereafter                   347,176

NOTE 6.    INCENTIVE STOCK OPTION PLAN

On July 31, 2000, the Company adopted a Stock Incentive Plan (the Plan). The Company may grant incentive stock options (ISOs), non-qualified stock options
(NSOs), restricted stock options, performance units and bonus stock to officers, directors, consultants, or key-employees. The number of shares of Common Stock authorized for issuance under the Plan is 1,500,000. As of September 30, 2003, only incentive stock options have been granted under the Plan. Incentive stock options have a maximum life of 10 years and a minimum exercise value of no less than 100% of the fair market value of the stock at the grant date, except that in the case of an employee owning more than 10% of the combined voting power of all classes of stock, whether directly or indirectly, the options shall have a maximum life of 5 years, and the option price shall be not be less than 110% of such fair market value on the date of grant. The option price for each non-qualified stock option shall not be less than 50% of the fair market value on the date the option is granted. All options are non-transferable other than by will or the laws of descent and distribution. Unless otherwise specifically provided by the Company's Stock Option Committee of the Board of Directors on the date of the grant, granted options vest on a cumulative basis of 33 1/3% of the total number of shares covered thereby on the first, second, and third anniversary dates of the grant. Options may terminate if employment is terminated and only the employee, officer, and or director may then exercise the vested portion. During fiscal year ended September, 30, 2003, the Company granted 124,215 of incentive stock options to Officers, Directors, and Employees.

The Company accounts for the fair value of its grants in accordance with SFAS 123, as amended by SFAS 148. The compensation cost that has been charged against income for the Plan was $0, and $14,102, and $2,050 for fiscal years ended in 2001, 2002, and 2003, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the 2003 grants: dividend yield of 0%, expected volatility of 20.00%, risk-free interest rate of 3.0%, and expected life of 5-10 years.

A summary of the status of the Plan as of September 30, 2003 and 2002, and changes during the years ending on those dates is presented below:

---------------------------------- ---------------------------------- ---------------------------------
                                                 2002                               2003
---------------------------------- ---------------------------------- ---------------------------------
Incentive Stock Options              Shares      Weighted-Average       Shares      Weighted-Average
                                                  Exercise Price                     Exercise Price
---------------------------------- ---------- ----------------------- ---------- ----------------------
Outstanding at beginning of year      32,245           .30              360,200                    .31
---------------------------------- ---------- ----------------------- ---------- ----------------------
Granted                              327,955           .31              124,215                  .2056
---------------------------------- ---------- ----------------------- ---------- ----------------------
Exercised                                  0                                  0
---------------------------------- ---------- ----------------------- ---------- ----------------------
Forfeited                                  0                             36,000                    .30
---------------------------------- ---------- ----------------------- ---------- ----------------------
Outstanding at End of Year           360,200           .31              448,415                  .2820
---------------------------------- ---------- ----------------------- ---------- ----------------------

---------------------------------------- ---------- ----------------------- ---------- ----------------------
Options exercisable at year end            360,200           .31              448,415                  .2820
---------------------------------------- ---------- ----------------------- ---------- ----------------------
Weighted Average Fair Value of Options        .043                              .0165
granted during the year
---------------------------------------- ---------- ----------------------- ---------- ----------------------

The following table summarizes information about Incentive Options outstanding at September 30, 2003:

----------- ----------------------------------------------------- -----------------------------------
            Options Outstanding                                   Options Exercisable
----------- ----------------------------------------------------- -----------------------------------
Range       Number            Weighted          Weighted          Number            Weighted
of          Outstanding       Average           Average           Exercisable       Average
Exercise    at                Remaining         Exercise          at                Exercise
Prices      9/30/03           Contractual Life  Price             09/30/03          Price
----------- ----------------- ----------------- ----------------- ----------------- -----------------
..30                  219,200        5.41 years        .30                  121,200        .30
----------- ----------------- ----------------- ----------------- ----------------- -----------------
..34                  105,000        4.00 years        .34                   35,000        .34
----------- ----------------- ----------------- ----------------- ----------------- -----------------
..20                   89,215        5.00 years        .20                        0        .20
----------- ----------------- ----------------- ----------------- ----------------- -----------------
..22                   35,000        5.00 years        .22                        0        .22
----------- ----------------- ----------------- ----------------- ----------------- -----------------
..20-.34              448,415        4.97 years        .31                  156,200        .31
----------- ----------------- ----------------- ----------------- ----------------- -----------------

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

NOTE 8.    FEDERAL INCOME TAX

The provision for federal income taxes consisted of:

                               September 30, 2003      September 30, 2002
                               ------------------      ------------------

Deferred tax provision               $ 6,581                $ 123,039

The Company's deferred income tax asset at the expected federal statutory rate of 31% are composed of the following differences between financial and tax reporting:

                                                 September 30,   September 30,
                                                     2003            2002
                                                   --------       ---------

Allowance for doubtful accounts                    $ 36,416        $ 36,416
Net operating loss carryforwards (NOLs)             335,109         305,827
Capital loss carryforwards                                0               0
Other                                                 4,964           4,964
                                                   ========================
Total deferred tax asset                           $376,489       $ 347,207
                                                   ========================

Based on historical performance, the Company believes that sufficient future taxable income will be generated to realize the entire deferred tax asset prior to expiration of any NOLs and that the realization of the deferred tax asset is more likely than not and therefore no valuation allowance has been established for deferred tax assets.

As of September 30, 2003, the Company's federal consolidated NOLs for income tax purposes were $1,096,915. If not utilized, the Company's federal consolidated NOLs will expire as follows:

              Year                            Amount
              ----                            ------
              2007                            34,915
              2008                           542,000
              2010                           389,000
              2012                            78,000
              2019                            35,000
              2020                            18,000

NOTE 9.    RELATED PARTY TRANSACTIONS

At September 30, 2003 and September 30, 2002, the balance due to related parties controlled by the Principal Shareholder were $198,010 and $120,001, respectively. Transactions with these related parties include advancement of funds for inventory and operating expenses.

Under a licensing agreement with a company controlled by the Principal Shareholder, Gulf Coast Fan & Light is the exclusive licensee of the Old Jacksonville brand of ceiling fan. Payments made under the license agreement for fiscal years ended 2003, 2002, and 2001 were $0, $0, and $0, respectively. Currently, no license fee is being assessed the Company under the licensing agreement.

NOTE 10.   LEASES

The Company leases various facilities and equipment under non-cancelable lease arrangements for varying periods. As of December 31, 2003, future minimum lease payments for the next five years and thereafter, relating to all non-cancelable operating leases with terms in excess of one year were as follows:

              Year                           Amount
              ----                           ------
              2004                           28,800
              2005                           30,600
              2006                           32,400
              2007                           28,500
              2008                               NA

NOTE 11.   FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL
           INSTRUMENTS

The carrying amounts of cash, accounts receivable, accounts payable, short term notes payable, and accrued expenses approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. During September 30, 2003 and September 30, 2002, the Company had no derivative financial instruments.

NOTE 12. EARNINGS PER SHARE

Basic and Diluted Earnings per Share--Basic earnings per share for income (loss) before extraordinary items for the periods presented are computed based upon the weighted average number of shares outstanding for the periods. Diluted earnings per share for income (loss) before extraordinary items include the effect of outstanding stock options issued under the incentive stock option plan. These stock options were antidilutive in 2003 and 2002. Earnings (loss) per share ("EPS") data is as follows for the years ended September 30, 2003 and 2002:

                                              2003            2002
                                              ----            ----

Thousands of shares                          7,185           6,016

Basic and Fully Diluted                       0.00            0.03

NOTE 13.   SEGMENT INFORMATION

The Company identifies its segments based on differences in products and services, as follows:

Gulf Coast Fan & Light, Inc. - ceiling fans systems for the residential and commercial building market.

Connect Source Communications, Inc. -cabling, wiring, and network systems for the residential and commercial building market. Security monitoring.

Builders Lighting & Hardware, Inc. - residential and commercial lighting and hardware fixtures.

The segments are managed as one business unit, utilizing the same sales force, customer service force, operations management, and headquarter support staff.

                                                                   Builder's
                                                  Connect          Lighting &
                                 Gulf Coast        Source           Hardware        All Other        Totals
                             ---------------------------------------------------------------------------------
Revenues - External               3,365,954       1,660,982         3,048,766                       8,075,702
Intersegment revenue                 63,808                            12,927                          76,735
Cost of Goods Sold                2,028,148       1,223,966         1,820,142                       5,072,256
Depreciation                         50,738          21,897            39,449                         112,084
Interest Expense                      1,369          25,256            34,370                          60,995
Segment profit                      140,342         -28,767           -39,597         -52,237          19,741
Segment Assets                    1,028,028         917,152          1,580624         382,716       3,908,520
Asset Expenditure                    15,801                            63,000               0          78,801

Reconciliation

Revenues
Revenues - Segments               8,075,702
Intersegment                        -76,735
                             ---------------

Consolidated revenue              7,998,967
                             ===============

Profit or Loss
Profit - Segments                    71,978
Loss - Other                        -52,237
                             ---------------

Consolidated Net Income              19,741
                             ===============

Assets
Assets - Segments                 3,525,804
Assets- Other                       382,716
                             ---------------

Consolidated Assets               3,908,520
                             ===============

Asset Expenditure
Segment                              78,801
Other                                     0
                             ---------------

                                     78,801
                             ===============

Interest revenue is an immaterial item. "Other Losses" in the amount of $52,237 consists of deferred tax expense in the amount of $6,581 and various headquarter expenses, neither of which was allocated down to the segments. "Other Assets" in the amount of $382,716 consists of deferred tax asset in the amount of $376,489, which is not allocated to the segments, and leasehold improvements and capitalized software at the headquarter level.