Form 10QSB
period 2003-12-31
SPECTRASOURCE CORP
filed 2004-02-17
CIK 830318

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

                For the Quarterly Period Ended December 31, 2003

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


Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Company was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days; Yes (X) No ()

As of December 31, 2003, there were 7,184,872 shares of ($0.001) par value Common Stock (the Company's only class of voting stock) outstanding.


================================================================================

                         ==============================

                                   FORM 10-QSB

                            SPECTRASOURCE CORPORATION

                                TABLE OF CONTENTS



PART I      Financial Information

Item  1.    Financial Statements (Unaudited)

            a) Consolidated Balance Sheets at December 31, 2003 and September 30, 2002

            b) Consolidated Statements of Income for the three months ended December 31, 2003 and December 31, 2002

            c) Consolidated Statements of Cash Flows for the three months ended December 31, 2003 and December 31, 2002

            d)    Notes to Consolidated Financial Statements

            e)    Accountant's Review Report



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation




Part II     Other Information

Item 6      (31)  Section 302 Certifications

                  31.1 Section 302 Certification.

                  31.2 Section 302 Certification.


            (32)  Section 906 Certification

                  32.1 Section 906 Certification.




SIGNATURES






                        ==============================

PART I      FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)


                   SPECTRASOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                          DECEMBER 31,      SEPTEMBER 30,
                                                              2003              2003
                                                          ------------      ------------
                                                           (UNAUDITED)
Assets
     Current Assets
        Cash                                              $    201,137      $    142,256
        Accounts Receivable, less reserve of
          $118,482 and $125,235, respectively                1,445,294         1,303,293
        Prepaid Expenses                                             0                 0
        Inventory                                            1,016,557         1,229,860
                                                          ------------      ------------
     Total Current Assets                                    2,662,989         2,675,409
                                                          ------------      ------------

        Fixed Assets,net of Accumulated Depreciation
          of $502,350 and $495,715, respectively               392,773           417,787
        Goodwill, net of $0 impairment                         399,097           400,766
        Other Assets and Investments                            23,441            38,069
        Deferred Tax Asset                                     357,654           376,489
                                                          ------------      ------------
Total Assets                                              $  3,835,953      $  3,908,520
                                                          ============      ============


Liabilities and Stockholders' Equity
     Current Liabilities
        Accounts payable and accrued expenses             $    749,223      $    760,134
        Short Term Debt                                        626,844           598,600
        Current Maturities of Long Term Debt                   142,000           179,597
        Notes Payable Shareholders                              42,499            55,999
                                                          ------------      ------------
     Total Current Liabilities                               1,560,566         1,594,330
                                                          ------------      ------------

     Long Term Debt
        Notes Payable, Banks                                   174,300           173,814
        Notes Payable, Shareholders                          1,364,707         1,474,107
        Due to Affiliates                                      197,000           198,010
                                                          ------------      ------------
     Total Long Term debt                                    1,736,007         1,845,931
                                                          ------------      ------------

     Stockholders' Equity (Deficit)

        Common stock, $.001 par value, 10,000,000
          shares authorized, with 7,184,872 shares
          issued and outstanding at December 31, 2003
          and September 30, 2003, respectively                  17,356            17,356
        Capital in excess of par value                       3,530,704         3,530,704
        Accumulated Deficit                                 (3,008,680)       (3,079,801)
                                                          ------------      ------------
     Total Stockholders' Equity                                539,380           468,259
                                                          ------------      ------------
Total Liabilities and Stockholders' Equity                $  3,835,953      $  3,908,520
                                                          ============      ============



        See Notes to Financial Statements and Accountant's Review Report

                   SPECTRASOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (LOSS)


                                                      THREE MONTHS ENDED   THREE MONTHS ENDED
                                                         DECEMBER 31,         DECEMBER 31,
                                                             2003                 2002
                                                         ------------         ------------
Sales                                                    $  2,283,756         $  1,838,257
Cost of Sales                                               1,448,896            1,004,409
                                                         ------------         ------------
     Gross Profit                                             834,860              833,848
                                                         ------------         ------------

Costs of Products Sold
     Selling and administrative expenses                       29,503               17,356
     Depreciation and amortization                             22,602               29,056
     Other costs and operating expenses                       694,099              681,652
                                                         ------------         ------------
Total Costs of Products Sold                                  746,204              728,064
                                                         ------------         ------------

Income (Loss) from operations                                  88,656              105,784

Other Income:
     Interest Income                                                0
     Miscellaneous Other Income (Expense)                       1,300                6,069
                                                         ------------         ------------
Total Other Income                                              1,300                6,069
                                                         ------------         ------------

Income before taxes                                            89,956              111,853

Provision for income taxes                                     18,835               38,030
                                                         ------------         ------------

Net Income or (Loss)                                     $     71,121         $     73,823
                                                         ============         ============


Basic and diluted EPS:                                           0.01                 0.01

Weighted average number of common shares                    7,184,872            7,184,872

certain items reclassed for more accurate comparison


        See Notes to Financial Statements and Accountant's Review Report

                   SPECTRASOURCE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOW



                                                    THREE MONTHS ENDED   THREE MONTHS ENDED
                                                       DECEMBER 31,         DECEMBER 31,
                                                           2003                 2002
                                                       ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income From Operations                             $     71,121         $     73,903
Adjustments to reconcile net income:
     Depreciation                                            22,602               23,776
     Allowance for bad debt                                     611                4,403
     Deferred Taxes                                          18,835               31,672
     (Increase) Decrease in Accounts Receivable            (142,612)              45,832
     Due from related parties
     (Increase) Decrease in Inventory                       213,303             (128,023)
     (Increase) Decrease in Prepaid                          14,628              (53,033)
     Increase (Decrease) in Accounts Payable                (10,911)             173,165
                                                       ------------         ------------

Net cash provided from (used in) operations                 187,577              171,695
                                                       ------------         ------------

CASH FLOW FROM INVESTING ACTIVITIES
     LT Asset (Purchases) Dispositions                        4,081               (3,639)
     Decrease in LT Deposits
                                                       ------------         ------------

Net cash from investing activities                            4,081               (3,639)
                                                       ------------         ------------

CASH FLOW FROM FINANCING ACTIVITIES
     Issuance of Common Stock
     Increase (Decrease) in ST debt                          28,244              (97,967)
     Proceeds (Payment) of LT debt                         (146,511)             (46,728)
     (Increase) Decrease in LT Investments
     Increase (Decrease) in due to related parties          (14,510)              16,098
                                                       ------------         ------------

Net cash provided by financing activities                  (132,777)            (128,597)
                                                       ------------         ------------

Net Increase (Decrease) in cash and equivalents              58,881               39,459
Cash and equivalents, beginning of period                   142,256              165,414
                                                       ------------         ------------
Cash and equivalents, end of period                    $    201,137         $    204,873
                                                       ============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for interest                            $     15,306         $     14,035


        See Notes to Financial Statements and Accountant's Review Report

                            SPECTRASOURCE CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION
The accompanying interim financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2003.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of December 31, 2003 and for the three months ended December 31, 2003 and December 31, 2002, have been made. Certain accounts have been reclassified for clearer reporting. The results of operations for the period ended December 31, 2003 are not necessarily indicative of the operating results for the full year.

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

NOTE 2. SEGMENT INFORMATION

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

                                                             BUILDER'S
                                               CONNECT       LIGHTING &
                             GULF COAST        SOURCE         HARDWARE        ALL OTHER        TOTALS
                            ------------    ------------    ------------    ------------    ------------
Revenues - External              801,152         650,120         832,484                       2,283,756
Intersegment revenue              75,000                                                          75,000
Cost of Goods Sold               444,543         471,890         532,463                       1,448,896
Depreciation                      10,519           8,013                           4,070          22,602
Interest Expense                     117            7645           5,928           1,616          15,306
Segment profit                    43,745          18,221          14,835          (5,680)         71,121
Segment Assets                 1,058,850       1,022,007       1,360,720         394,376       3,835,953
Asset Expenditure                      0               0               0               0               0

Reconciliation
--------------
Revenues
Revenues - Segments            2,358,741
Intersegment                     (75,000)
                            ------------
Consolidated revenue           2,283,756
                            ============

Profit or Loss
--------------
Profit - Segments                 76,801
Loss - Other                      (5,680)
                            ------------
Consolidated Net Income           71,121
                            ============

Assets
------
Assets - Segments              3,441,577
Assets - Other                   394,376
                            ------------
Consolidated Assets            3,835,953
                            ============

Asset Expenditure
-----------------
Segment                                0
Other                                  0
                            ------------
                                       0
                            ============



Interest revenue is an immaterial item. "Other Losses" in the amount of $5,680 consists of deferred tax expense in the amount of $18,835 and various headquarter expense reimbursements, neither of which was allocated down to the segments. "Other Assets" in the amount of $394,376 consists of deferred tax asset in the amount of $357,654, which is not allocated to the segments, and leasehold improvements and capitalized software at the headquarter level.

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



/s/ Eric C. Yartz, C.P.A.

Houston, Texas
February 10, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements contained in this Quarterly Report on Form 10-QSB, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", "projections", and words of similar import, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned not to put undue reliance on forward-looking statements. All forward-looking statements are made as of the date hereof and are based on information available to the parties as of such date. The Company does not undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Form 10-QSB. It is important to note that actual outcome and the actual results could differ materially from those in such forward-looking statements. Factors that could cause actual results to differ materially include risks and uncertainties such as future economic conditions, corporate and marketplace changes, all as more fully described in the Company's Report on Form 10-KSB for the period ended September 30, 2003 under Management's Discussion and Analysis of Financial Conditions and Results of Operations "Assumptions Underlying Certain Forward-Looking Statements and Factors that May Affect Future Results" and elsewhere from time to time in the Company's other SEC reports.

Plan of Operations
------------------

The Company is a leading provider of ceiling fans, lighting and electrical components, structured cabling and wiring, and hardware to the Texas and Gulf Coast residential and commercial construction markets. Its customers are largely residential and multi-family developers and builders who purchase ceiling fans, lighting fixtures, entry hardware, structured wiring, and the installation of these products from the Company during the construction of the dwellings. The Company also provides security monitoring services.


The Company's is focusing on several business objectives over the next several quarters that leverage off of the Company's existing infrastructure, customer base, and vendor relationships. If successful, the initiatives are anticipated to increase net income without significant capital expenditure or start-up expenses. First, the Company continues to increase its market share in the structured wiring segment. During the quarter ended December 31, 2003, the Company received a commitment to be the sole source provider of structured wiring, and the corollary security monitoring services, for a 3,000 home planned development. As is industry practice, such commitment is non-binding. Optimization of this opportunity depends on the successful development and marketing of the planned development, a factor over which the Company has no control, and the Company's ability to perform to the continuing satisfaction of the developer and ultimate homeowner. Potentially, this opportunity could generate $3,000,000 of gross revenue for the structured wiring segment over the next four years, and, further, generate in excess of $400,000 of net cash flow per year from residential security monitoring. Second, the Company intends to replicate, in the lighting division, the customer service process improvements successfully implemented in the hardware division. The improved customer satisfaction gained from the process improvements, and resulting repeat orders from these customers, was the significant factor in the hardware division increasing its gross revenue from $1.2 million in fiscal year ended September

30, 2002 to $1.8 million in fiscal year ended September 30, 2003, and to $518,000 for the quarter ended December 31, 2003. The Company hopes to achieve similar results in the lighting division. Third, during the quarter ended December 31, 2003, the Company engaged a contract manufacturer to produce a significant percentage of the wire and cabling used in the Company's structured cabling segment. This arrangement is expected to reduce the cost of these materials by 33%. The Company intends to optimize this arrangement by wholesaling wire and cabling to other wholesalers and end users.

The Company continues its efforts to leverage the customer base of its various segments to maximize cross selling opportunities of bundled packages of lighting, fans, hardware, and structured cabling to residential developer customers of the Company's segments.

The Company does not anticipate the need to raise additional funds in the next twelve months.

The Company anticipates no substantial performance of product research and development, purchases of significant equipment, or significant changes in the number of employees over the next twelve months.

Financial Results
-----------------

Gross revenues for the quarter ended December 31, 2003 were $2,283,756 compared to $1,838,257 for the quarter ended December 31, 2002. The increase in revenue is related to continuing growth in the structured wiring and cabling segment. Cost of Sales was $1,448,896 for the quarter ended December 31, 2003 compared to $1,004,409 for the quarter ended December 31, 2002. Gross profit, as a percentage of Sales, was 36.5% for the quarter ended December 31, 2003 compared to 45% for the quarter ended December 31, 2002. The decrease in gross profit percentage is due to higher than anticipated costs in the structured wiring segment relating to the expense of providing warranty work and to materials cost. Cost reduction initiatives related to both of these issues undertaken by the Company during the quarter ended December 31, 2003 is expected to generate higher gross profit margins in the structured wiring segment starting in the second quarter. Costs related to selling and general and administrative remained relatively flat at $746,204 for the quarter ended December 31, 2003 compared to $728,064 for the quarter ended December 31, 2002.

For the quarter ended December 31, 2003, the Company reported net income of $71,121 compared to net income of 73,823 for the quarter ended December 31, 2002. Net income before tax for the hardware division increased to $72,899 for the quarter ended December 31, 2003 compared to a loss of ($11,816) for the quarter ended December 31, 2002, reflecting improvements in the Company's customer service processes. Net income for the fan segment decreased to $45,968 for the quarter ended December 31, 2003 compared to $163,892 for the quarter ended December 31, 2002, reflecting tightened profitability conditions in the multi-family residential market. The remaining segments experienced relatively stable results. Net cash flow for the quarter ended December 31, 2003 was $58,881 compared to $16,909 for the quarter ended December 31, 2002. Net cash provided by operations in the amount of $187,577 was used substantially to pay scheduled retirements of long-term debt in the amount of $146,511. Long term debt relates to purchase notes on the Company's service truck fleet and purchase notes for the acquisition of Home Structure Sound.

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


SPECTRASOURCE CORPORATION

By: /s/ CHARLES SHEFFIELD
    ---------------------------------------------------------------
        Charles Sheffield, Chief Executive Officer,
        President and Director