Form 10QSB
period 2004-03-31
SPECTRASOURCE CORP
filed 2004-05-14
CIK 830318

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


                  For the Quarterly Period Ended March 31, 2004


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



         Company's telephone number, including area code: (713) 783-0443
                                                          --------------



Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Company was required to file such reports); and (2) has been subject to such filing requirements for the
past ninety (90) days;   Yes [X]    No [_]

As of March 31, 2004, there were 7,184,872 shares of ($0.001) par value Common Stock (the Company's only class of voting stock) outstanding.

================================================================================

                         ==============================

                                   FORM 10-QSB

                            SPECTRASOURCE CORPORATION

                                TABLE OF CONTENTS

                         ==============================



PART I    Financial Information

Item  1.  Financial Statements (Unaudited)

          a)  Consolidated Balance Sheets at March 31, 2004 and
              September 30, 2003

          b) Consolidated Statements of Income for the three and six month periods ended March 31, 2004 and March 31, 2003;

          c) Consolidated Statements of Cash Flows for the six months ended March 31, 2004 and March 31, 2003

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


          (32)  Section 906 Certification

                32.1 Section 906 Certification.


SIGNATURES

PART I    FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

                   SPECTRASOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                            MARCH 31,       SEPTEMBER 30,
                                                              2004              2003
                                                          ------------      ------------
                                                           (UNAUDITED)
ASSETS
------
Current Assets
   Cash                                                   $     72,929      $    142,256
   Accounts Receivable, less reserve of
     $118,482 and $125,235, respectively                     1,269,229         1,303,293
   Prepaid Expenses                                             51,963                 0
   Inventory                                                 1,096,802         1,229,860
                                                          ------------      ------------
Total Current Assets                                         2,490,924         2,675,409
                                                          ------------      ------------

   Fixed Assets,net of Accumulated Depreciation
     of $490,682 and $495,715, respectively                    444,087           417,787
   Goodwill, net of $0 impairment                              400,766           400,766
   Other Assets and Investments                                 39,161            38,069
   Deferred Tax Asset                                          369,673           376,489
                                                          ------------      ------------

Total Assets                                              $  3,744,609      $  3,908,520
                                                          ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
   Accounts payable and accrued expenses                  $    709,544      $    760,134
   Short Term Debt                                             681,244           598,600
   Current Maturities of Long Term Debt                        149,708           179,597
   Notes Payable Shareholders                                   56,997            55,999
                                                          ------------      ------------
Total Current Liabilities                                    1,597,493         1,594,330
                                                          ------------      ------------

Long Term Debt
   Notes Payable, Banks                                        180,525           173,814
   Notes Payable Shareholders                                1,337,709         1,474,107
   Due to Affiliates                                           122,000           198,010
                                                          ------------      ------------
Total Long Term debt                                         1,640,234         1,845,931
                                                          ------------      ------------

Stockholders' Equity (Deficit)
   Common stock, $.001 par value, 10,000,000
      shares authorized, with 7,184,872 shares
      issued and outstanding at March 31, 2004
      and September 30, 2003, respectively                      17,356            17,356
   Capital in excess of par value                            3,530,704         3,530,704
   Accumulated Deficit                                      (3,041,178)       (3,079,801)
                                                          ------------      ------------
Total Stockholders' Equity                                     506,882           468,259
                                                          ------------      ------------

Total Liabilities and Stockholders' Equity                $  3,744,609      $  3,908,520
                                                          ============      ============

        See Notes to Financial Statements and Accountant's Review Report

                   SPECTRASOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (LOSS)


                                             THREE MONTHS       SIX MONTHS      THREE MONTHS
                                                 ENDED             ENDED            ENDED       SIX MONTHS ENDED
                                            MARCH 31, 2004    MARCH 31, 2004   MARCH 31, 2003    MARCH 31, 2003
                                             ------------      ------------     ------------      ------------
                                              (UNAUDITED)       (UNAUDITED)      (UNAUDITED)       (UNAUDITED)
Sales                                        $  2,077,320      $  4,361,076     $  1,720,995      $  3,559,252
Cost of Sales                                   1,375,221         2,824,117        1,218,965         2,223,374
                                             ------------      ------------     ------------      ------------
   Gross Profit                                   702,099         1,536,959          502,030         1,335,878
                                             ------------      ------------     ------------      ------------
Costs of Products Sold
   Selling and administrative
   expenses                                        23,443            52,946           50,645            68,001
   Depreciation and amortization                   22,224            44,826           15,802            44,858
   Other costs and operating expenses             703,398         1,397,497          532,540         1,214,192
                                             ------------      ------------     ------------      ------------
Total Costs of Products Sold                      749,065         1,495,269          598,987         1,327,051
                                             ------------      ------------     ------------      ------------

Income (Loss) from operations                     (46,966)           41,690          (96,957)            8,827
Other Income:
   Interest Income
   Miscellaneous Other Income
   (Expense)                                        2,450             3,750            4,444            10,513
                                             ------------      ------------     ------------      ------------
Total Other Income                                  2,450             3,750            4,444            10,513
                                             ------------      ------------     ------------      ------------

Income before taxes                               (44,516)           45,440          (92,513)           19,340

Provision for income taxes                        (12,019)            6,816          (31,454)            6,576
                                             ------------      ------------     ------------      ------------

Net Income or (Loss)                         $    (32,497)     $     38,624     $    (61,059)     $     12,764
                                             ============      ============     ============      ============

Basic and diluted EPS:                              (0.00)             0.01            (0.01)             0.00

Weighted average number of common shares        7,184,872         7,184,872        7,184,872         7,184,872

certain items reclassed for more accurate comparison


        See Notes to Financial Statements and Accountant's Review Report

                   SPECTRASOURCE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOW


                                                     SIX MONTHS ENDED  SIX MONTHS ENDED
                                                      MARCH 31, 2004    MARCH 31, 2003
                                                       ------------      ------------
                                                        (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income From Operations                             $     38,623      $     12,764
Adjustments to reconcile net income:
     Depreciation                                            44,826            44,858
     Allowance for bad debt                                     611                 0
     Deferred Taxes                                           6,816           (29,287)
     (Increase) Decrease in Accounts Receivable              33,453           123,233
     Due from related parties
     (Increase) Decrease in Inventory                       133,058          (190,887)
     (Increase) Decrease in Prepaid                         (53,055)          115,060
     Increase (Decrease) in Accounts Payable                (50,590)         (192,850)
                                                       ------------      ------------

Net cash provided from (used in) operations                 153,742          (117,109)
                                                       ------------      ------------

CASH FLOW FROM INVESTING ACTIVITIES
     LT Asset (Purchases) Dispositions                      (71,125)          (12,548)
     Decrease in LT Deposits
                                                       ------------      ------------

Net cash from investing activities                          (71,125)          (12,548)
                                                       ------------      ------------

CASH FLOW FROM FINANCING ACTIVITIES
     Issuance of Common Stock
     Increase (Decrease) in ST debt                          82,644           (71,000)
     Proceeds (Payment) of LT debt                         (159,576)         (124,864)
     (Increase) Decrease in LT Investments
     Increase (Decrease) in due to related parties          (75,012)          295,814
                                                       ------------      ------------

Net cash provided by financing activities                  (151,944)           99,950
                                                       ------------      ------------

Net Increase (Decrease) in cash and equivalents             (69,327)          (29,707)
Cash and equivalents, beginning of period                   142,256           156,350
                                                       ------------      ------------
Cash and equivalents, end of period                    $     72,929      $    126,643
                                                       ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                            $     25,378      $     27,137

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 2004 and for the six months ended March 31, 2004 and March 31, 2003, have been made. Certain accounts have been reclassified for clearer reporting. The results of operations for the period ended March 31, 2004 are not necessarily indicative of the operating results for the full year.

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

The segments are managed as one business unit, utilizing the same sales force, customer service force, operations management, and headquarter support staff. Segment information for the six months ended March 31, 2004 is:


                                                Builder's
                                     Connect    Lighting &
                       Gulf Coast    Source     Hardware    All Other    Totals
                       ---------------------------------------------------------

Revenues - External     1,527,410   1,338,037   1,495,629              4,361,076
Intersegment revenue       75,000                                         75,000
Cost of Goods Sold      1,010,319     884,704     929,094              2,824,117
Depreciation               21,461      14,263                  9,102      44,826
Interest Expense              238      11,414       9,646      4,080      25,378
Segment profit            -20,850      37,595      11,496     10,383      38,624
Segment Assets            909,646   1,014,237   1,325,629    495,097   3,744,609
Asset Expenditure          23,408      27,967      19,750          0      71,125

Reconciliation

Revenues
Revenues - Segments         4,436,076
Intersegment                  -75,000
                           ----------
Consolidated revenue        4,361,076
                           ==========

Profit or Loss
Profit - Segments              28,241
Profit - Other                 10,383
                           ----------
Consolidated Net Income        38,624
                           ==========

Assets
Assets - Segments           3,249,512
Assets- Other                 495,097
                           ----------
Consolidated Assets         3,744,609
                           ==========

Asset Expenditure
Segment                        71,125
Other                               0
                           ----------
                               71,125
                           ==========

Interest revenue is an immaterial item. "Profit-Other" in the amount of $10,383 consists of deferred tax expense in the amount of $6,816 and various headquarter expense reimbursements, neither of which was allocated down to the segments. "Other Assets" in the amount of $495,097 consists of deferred tax asset in the amount of $369,673, which is not allocated to the segments, and leasehold improvements and capitalized software at the headquarter level.

ACCOUNTANT'S REPORT

To The Board of Directors and Stockholders of
SpectraSource Corporation

We have reviewed the accompanying balance sheet of SpectraSource Corporation, a Nevada corporation, as of March 31, 2004, and the related statements of income, retained earnings, and cash flows for the quarter then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountant's. All information included in these financial statements is the representation of the management of SpectraSource Corporation.

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

Houston, Texas
May 12, 2004

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

During the quarter ended December 31, 2003, the Company received a commitment to be the sole source provider of structured wiring, and the corollary security monitoring services, for a 3,000 home planned development. As is industry practice, such commitment is non-binding. Optimization of this opportunity depends on the successful development and marketing of the planned development, a factor over which the Company has no control, and the Company's ability to perform to the continuing satisfaction of the developer and ultimate homeowner. During the quarter ended March 31, 2004, the Company's Connect Source division increased the number of residential dwellings for which it provides security monitoring services by 17% compared to the previous quarter. Gross revenue from monitoring services remains an immaterial item to the Company's financial results as a whole; however, management is reasonably optimistic that monitoring services will provide a profitable growth opportunity in the future.

During the quarter ended December 31, 2003, the Company engaged a contract manufacturer to produce a significant percentage of the wire and cabling used in the Company's structured cabling segment. This arrangement is expected to reduce the cost of these materials by 33%. The Company intends to optimize this arrangement by wholesaling wire and cabling to other wholesalers and end users. The Company began receiving its first shipments of the cabling during the quarter ended March 31, 2004.

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

Financial Results

Gross revenues for the three and six month periods ended March 31, 2004 were $2,077,320 and $4,361,076, respectively compared to $1,720,995 and $3,559,252, respectively, for the three and six month periods ended March 31, 2003. The increase in revenue is attributable to the Connect Source division, whose revenues were $1,338,037 for the six months ended March 31, 2004, compared to $565,120 for the six months ended March 31, 2003. Cost of Sales for the three and six month periods ended March 31, 2004 were $1,375,221 and 2,824,117, respectively, compared to $1,218,965 and 2,223,375, respectively, for the three and six month periods ended March 31, 2003. Gross profit, as a percentage of Sales, for the three and six month periods ended March 31, 2004 was 33.8% and 35.2%, respectively, compared to 29% and 37.53%, respectively, for the three and six month periods ended March 31, 2003. Costs related to selling and general and administrative increased to $749,065 for the quarter ended March 31, 2004 compared to $598,987 for the quarter ended March 31, 2003. Virtually all of the growth in general and administrative expenses is attributable to the growth of the Connect Source division.

For the quarter ended March 31,2004, the Company reported a net loss of ($32,497) compared to a net loss of ($61,059) for the quarter ended March 31, 2003. The Company's second fiscal quarter, spanning the winter months when construction activity experiences a seasonal lull, historically produces poorer financial results compared to the Company's remaining fiscal quarters. The Gulf Coast fan division continues to face competitive pressures in the multi-family housing market. The Company continues to pursue legal action against one of its ceiling fan competitors alleging illegal use of the Company's trade secrets, trademarks, and copyrights. Net cash flow for the six months ended March 31, 2004 was ($69,327) compared to ($29,707) for the six months ended March 31, 2003.