Form 10QSB
period 2004-06-30
SPECTRASOURCE CORP
filed 2004-08-05
CIK 830318

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of The Securities Exchange Act of 1934


                  For the Quarterly Period Ended June 30, 2004


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




Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Company was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days; Yes (X) No ()

As of June 30, 2004, there were 7,184,872 shares of ($0.001) par value Common Stock (the Company's only class of voting stock) outstanding.


================================================================================

                         ==============================

                                   FORM 10-QSB

                            SPECTRASOURCE CORPORATION

                                TABLE OF CONTENTS

PART I      Financial Information

Item  1.    Financial Statements (Unaudited)

            a)  Consolidated Balance Sheets at June 30, 2004 and September 30,
                2003

            b) Consolidated Statements of Income for the three and nine month periods ended June 30, 2004 and June 30, 2003;

            c) Consolidated Statements of Cash Flows for the nine months ended June 30, 2004 and June 30, 2003

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



            (32)    Section 906 Certification

                    32.1 Section 906 Certification.



SIGNATURES

PART I      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

                   SPECTRASOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                            JUNE 30,       SEPTEMBER 30,
                                                              2004             2003
                                                          ------------     ------------
                                                           (UNAUDITED)
Assets
     Current Assets
        Cash                                              $    102,858     $    142,257
        Accounts Receivable, less reserve of $118,482
          and $125,235, respectively                         1,261,087        1,303,293
        Prepaid Expenses                                             0                0
        Inventory                                            1,248,167        1,229,859
                                                          ------------     ------------
     Total Current Assets                                    2,612,113        2,675,409
                                                          ------------     ------------

        Fixed Assets,net of Accumulated Depreciation
          of $512,267 and $495,715, respectively               422,500          417,787
        Goodwill, net of $0 impairment                         399,097          400,766
        Other Assets and Investments                            32,454           38,069
        Deferred Tax Asset                                     372,289          376,489
                                                          ------------     ------------

Total Assets                                              $  3,838,452     $  3,908,520
                                                          ============     ============


Liabilities and Stockholders' Equity
     Current Liabilities
        Accounts payable and accrued expenses             $    789,479     $    760,134
        Short Term Debt                                        766,244          598,600
        Current Maturities of Long Term Debt                    78,705          179,597
        Notes Payable Shareholders                              55,499           55,999
                                                          ------------     ------------
     Total Current Liabilities                               1,689,927        1,594,330
                                                          ------------     ------------

     Long Term Debt
        Notes Payable, Banks                                   208,728          173,814
        Notes Payable Shareholders                           1,325,707        1,474,107
        Due to Affiliates                                      122,000          198,010
                                                          ------------     ------------
     Total Long Term debt                                    1,656,436        1,845,931
                                                          ------------     ------------

     Stockholders' Equity (Deficit)

        Common stock, $.001 par value, 10,000,000
          shares authorized, with 7,184,872 shares
          issued and outstanding at June 30, 2004 and
          September 30, 2003, respectively                      17,356           17,356
        Capital in excess of par value                       3,530,704        3,530,704
        Accumulated Deficit                                 (3,055,970       (3,079,801)
                                                          ------------     ------------
     Total Stockholders' Equity                                492,090          468,259
                                                          ------------     ------------
Total Liabilities and Stockholders' Equity                $  3,838,452     $  3,908,520
                                                          ============     ============

        See Notes to Financial Statements and Accountant's Review Report

                   SPECTRASOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (LOSS)



                                                             THREE             NINE            THREE             NINE
                                                             MONTHS           MONTHS           MONTHS           MONTHS
                                                             ENDED            ENDED            ENDED            ENDED
                                                            JUNE 30,         JUNE 30,         JUNE 30,         JUNE 30,
                                                              2004             2004             2003             2003
                                                          ------------     ------------     ------------     ------------
                                                          (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
Sales                                                     $  2,285,414     $  6,646,490     $  2,091,683     $  5,650,935
Cost of Sales                                                1,497,868        4,321,985        1,222,705        3,446,079
                                                          ------------     ------------     ------------     ------------
       Gross Profit                                            787,546        2,324,505          868,978        2,204,856
                                                          ------------     ------------     ------------     ------------
Costs of Products Sold
       Selling and administrative expenses                      37,070           90,016           34,394          102,395
       Depreciation and amortization                            21,586           66,411           27,512           72,370
       Other costs and operating expenses                      746,437        2,143,934          734,483        1,948,675
                                                          ------------     ------------     ------------     ------------
Total Costs of Products Sold                                   805,093        2,300,361          796,390        2,123,441
                                                          ------------     ------------     ------------     ------------

Income (Loss) from operations                                  (17,547)          24,143           72,588           81,415
Other Income:
       Interest Income
       Miscellaneous Other Income (Expense)                        103            3,853           (1,922)           8,591
                                                          ------------     ------------     ------------     ------------
Total Other Income                                                 103            3,853           (1,922)           8,591
                                                          ------------     ------------     ------------     ------------

Income before taxes                                            (17,444)          27,997           70,666           90,006

Provision for income taxes                                      (2,616)            4200           12,276           18,852
                                                          ------------     ------------     ------------     ------------

Net Income or (Loss)                                      $    (14,828)    $     23,797     $     58,390     $     71,154
                                                          ============     ============     ============     ============

Basic and diluted EPS:                                           (0.01)           (0.00)            0.01             0.01

Weighted average number of common shares                     7,184,872        7,184,872        7,184,872        7,184,872


certain items reclassed for more accurate comparison

                      See Notes to Consolidated Statements

                   SPECTRASOURCE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOW


                                                           NINE MONTHS     NINE MONTHS
                                                              ENDED           ENDED
                                                             JUNE 30,        JUNE 30,
                                                              2004             2003
                                                          ------------     ------------
                                                           (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income From Operations                                $     23,797     $     71,154
Adjustments to reconcile net income:
     Depreciation                                               66,415           72,370
     Allowance for bad debt                                          0                0
     Deferred Taxes                                              4,200          (17,011)
     (Increase) Decrease in Accounts Receivable                 42,240          (72,910)
     Due from related parties
     (Increase) Decrease in Inventory                          (18,308)        (280,028)
     (Increase) Decrease in Prepaid                              5,615          107,862
     Increase (Decrease) in Accounts Payable                    29,345           68,508
                                                          ------------     ------------

Net cash provided from (used in) operations                    153,300          (50,055)
                                                          ------------     ------------

CASH FLOW FROM INVESTING ACTIVITIES
     LT Asset (Purchases) Dispositions                         (69,455)         (13,001)
     Decrease in LT Deposits
                                                          ------------     ------------

Net cash from investing activities                             (69,455)         (13,001)
                                                          ------------     ------------

CASH FLOW FROM FINANCING ACTIVITIES
     Issuance of Common Stock
     Increase (Decrease) in ST debt                            167,644         (177,500)
     Proceeds (Payment) of LT debt                            (214,377)         (70,870)
     (Increase) Decrease in LT Investments
     Increase (Decrease) in due to related parties             (76,510)         282,031
                                                          ------------     ------------

Net cash provided by financing activities                     (123,243)          33,661
                                                          ------------     ------------

Net Increase (Decrease) in cash and equivalents                (39,399)         (29,394)
Cash and equivalents, beginning of period                      142,257          156,350
                                                          ------------     ------------
Cash and equivalents, end of period                       $    102,858     $    126,956
                                                          ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                               $     39,838     $     46,376


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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2004 and for the nine months ended June 30, 2004 and June 30, 2003, have been made. Certain accounts have been reclassified for clearer reporting. The results of operations for the period ended June 30, 2004 are not necessarily indicative of the operating results for the full year.

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

The segments are managed as one business unit, utilizing the same sales force, customer service force, operations management, and headquarter support staff. Segment information for the nine months ended June 30, 2004 is:

                                                        Builder's
                                            Connect     Lighting &
                             Gulf Coast      Source      Hardware    All Other      Totals
                             ----------    ---------    ---------    ---------    ---------
Revenues - External           2,515,384    1,977,170    2,228,935            0    6,721,490
Intersegment revenue             75,000                                              75,000
Cost of Goods Sold            1,504,616    1,396,035    1,421,334                 4,321,985
Depreciation                     30,514       20,410            0       15,487       66,411
Interest Expense                    347       21,951       14,014        3,526       39,838
Segment profit                  -54,081       52,502       42,576      -17,200       23,797
Segment Assets                  875,557      990,518    1,515,155      457,222    3,838,452
Asset Expenditure                             69,455                                 69,455

Reconciliation

Revenues
--------
Revenues - Segments           6,721,490
Intersegment                    -75,000
                             ----------

Consolidated revenue          6,646,490
                             ==========

Profit or Loss
--------------
Profit - Segments                40,997
Profit - Other                  -17,200
                             ----------

Consolidated Net Income          23,797
                             ==========

Assets
------
Assets - Segments             3,381,230
Assets- Other                   457,222
                             ----------

Consolidated Assets           3,838,452
                             ==========

Asset Expenditure
-----------------
Segment                          69,455
Other                                 0
                             ----------

                                 69,455
                             ==========




Interest revenue is an immaterial item. "Profit-Other" in the amount of -$17,200 consists of deferred tax expense in the amount of $4,200 and various headquarter expense reimbursements, neither of which was allocated down to the segments. "Other Assets" in the amount of $457,222 consists of deferred tax asset in the amount of $372,289, which is not allocated to the segments, and leasehold improvements and capitalized software at the headquarter level.

ACCOUNTANT'S REPORT


To The Board of Directors and Stockholders of
SpectraSource Corporation

We have reviewed the accompanying balance sheet of SpectraSource Corporation, a Nevada corporation, as of June 30, 2004, and the related statements of income, retained earnings, and cash flows for the quarter then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountant's. All information included in these financial statements is the representation of the management of SpectraSource Corporation.

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

Houston, Texas
July 31, 2004

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

During the quarter ended December 31, 2003, the Company received a commitment to be the sole source provider of structured wiring, and the corollary security monitoring services, for a 3,000 home planned development. As is industry practice, such commitment is non-binding. Optimization of this opportunity depends on the successful development and marketing of the planned development, a factor over which the Company has no control, and the Company's ability to perform to the continuing satisfaction of the developer and ultimate homeowner. Through the quarter ended June 30, 2004, the Company has 569 homes under monitoring contract. Gross revenue from monitoring services remains an immaterial item to the Company's financial results as a whole; however, management is reasonably optimistic that monitoring services will provide a profitable growth opportunity in the future.

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

Financial Results
-----------------

Gross revenues for the three and nine month periods ended June 30, 2004 were $2,285,414 and $6,646,490, respectively compared to $2,091,683 and $5,650,935 , respectively, for the three and nine month periods ended June 30, 2003. The 17% increase in year to date revenue is mainly attributable to the Connect Source division, whose revenues were $1,977,170 for the nine months ended June 30, 2004, compared to $1,070,512 for the nine months ended June 30, 2003. Cost of Sales for the three and nine month periods ended June 30, 2004 were $1,497,868 and $4,321,985, respectively, compared to $1,222,705 and $3,446,079, respectively, for the three and nine month periods ended June 30, 2003. Gross profit, as a percentage of Sales, for the three and nine month periods ended June 30, 2004 was 34.4% and 35.0%, respectively, compared to 41.5% and 39.0%, respectively, for the three and nine month periods ended June 30, 2003. The decrease in gross profit percentage for the comparative periods is due to the growth of the Connect Source structured wiring division, relative to the other divisions. Average profit margins in the structured wiring industry in which Connect Source participates are lower than that of the Company's other divisions. Additionally, the sole source security monitoring contract that Connect Source holds requires the Company to provide one year free monitoring to new homeowners. The costs incurred year to date associated with hookup and administrative support of these contracts equals approximately $150,000, all of which has been charged to Cost of Goods Sold. On average, the start up costs, including the one year free monitoring, is recouped after approximately 18 months. As the Company lets more security monitoring contracts, and after the start-up costs associated with each contract are recouped, the Company expects that the gross profit margins for Connect Source will improve substantially. To a much lesser degree, the Company has experienced slight profit margin erosion in the fan division due to competitive pressures caused by weather conditions resulting in lower new home starts in the Company's fan market. Costs related to selling and general and administrative remained stable at $805,093 for the quarter ended June 30, 2004 compared to $796,390 for the quarter ended June 30, 2003.

For the quarter ended June 30,2004, the Company reported a net loss of ($14,828) compared to net income of $23,797 for the quarter ended June 30, 2003. As discussed above, the decrease in net profit can be generally attributed to start-up costs in the security monitoring business. Net cash flow for the nine months ended June 30, 2004 was ($39,399) compared to ($29,394) for the nine months ended June 30, 2003.