Form 10KSB
period 2004-09-30
SPECTRASOURCE CORP
filed 2005-05-09
CIK 830318

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

        Annual Report Pursuant to Section 13 or 15 (d) of The Securities
                              Exchange Act of 1934
                  For the Fiscal Year Ended September 30, 2004
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


         Company's telephone number, including area code: (281) 558-3032
--------------------------------------------------------------------------------
    (Former name and address of Company, if changed from last annual report.)


          SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
                         ($0.001) Par Value Common Stock


Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Company was required to file such reports); Yes (X) No () and (2) has been subject to such filing requirements for the past ninety (90) days; Yes (X) No ()

The issuer's revenues for the twelve months ended September 30, 2004, were $9,064,928. As of September 30, 2004, there were 7,184,872 shares of ($0.001)
par value Common Stock (the Company's only class of voting stock) outstanding. The aggregate market value of the common shares of the Company on September 30, 2004, (based upon the mean of the closing bid and asked price) held by non-affiliates of the Company, was approximately $43,057.

                    DOCUMENTS INCORPORATED BY REFERENCE: None
================================================================================

                         ==============================

                                   FORM 10-KSB

                            SPECTRASOURCE CORPORATION

                                TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----

PART I.....................................................................   3

     Item  1.  Description of Business.....................................   3
     Item  2.  Description of Property.....................................   6
     Item  3.  Legal Proceedings...........................................   6
     Item  4.  Submission of Matters to a Vote of Security Holders.........   6

PART II....................................................................   6

     Item  5.  Market for Common Equity and Related
               Stockholder Matters.........................................   6
     Item  6.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................   7
     Item  7.  Financial Statements........................................  11
     Item  8.  Changes in and Disagreements with Accountants
               On Accounting and Financial Disclosure......................  11
     Item 8A.  Controls and Procedures.....................................  11

PART III...................................................................  12

     Item  9.  Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a) of
               the Exchange Act............................................  12
     Item  10. Executive Compensation......................................  15
     Item  11. Security Ownership of Certain Beneficial
               Owners and Management.......................................  16
     Item  12. Certain Relationships and Related Transactions..............  16
     Item  13. Exhibits and Reports on Form 8-K............................  16
     Item  14. Audit Fees..................................................  17

SIGNATURES.................................................................  18

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

Through its subsidiaries, SpectraSource has served the Texas and Gulf Coast new construction markets for 21 years, maintaining a customer base of over 150 leading residential builders with state and national presence. It also maintains an individual customer base to which it target markets post-construction services and products.

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

CONNECT SOURCE COMMUNICATIONS, INC.

Connect Source sells and installs infrastructure cabling, wiring, and network systems for the residential and commercial building market. Connect Source equips homes to readily receive state of the art telecommunications services such as telephone, digital video and music, dedicated Internet connectivity, community intranet, voicemail, home automation, and security, Through its WATCHDOG security division, Connect Source also provides 24-our home security monitoring.

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

MARKETING

Through its Subsidiaries, the Company markets its products with direct sales, retail stores, the Internet, telephone sales, and other marketing techniques. The Subsidiaries have competed in the commercial and residential building industry for 21 years, and benefit from an excellent reputation in their respective markets. Since the consolidation of its subsidiaries product divisions earlier this year, the Company has unified its sales force and has begun to cross-markets to the customer bases of its respective subsidiaries.

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

EMPLOYEES

At fiscal year end, the Company and its subsidiaries had approximately 68 full time employees.

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

BUSINESS DEVELOPMENT

Effective April 28, 2000, Charles Sheffield increased his ownership of the Company pursuant to a reverse acquisition in which the Company exchanged its common stock for the common stock of three corporations controlled by Mr.
Sheffield: Gulf Coast Fan & Light, Inc. (Gulf Coast); Builder Source, Inc. (Builder Source); and Builders Lighting and Hardware, Inc (Builders Lighting). As a result of the reverse acquisition, Charles Sheffield became the Company's principal shareholder ('Principal Shareholder').

In mid-2000, the Company's subsidiary, Connect Source Communications, Inc. (Connect Source) formed a fiber optics and structured cabling division to sell and install fiber optics and structured cabling products to existing and new customers in the commercial and residential building industry.

In September, 2002, the Company purchased the operating assets, and hired the key personnel, of Home Structure Sound, an unincorporated entity engaged in the residential structured cabling and home network business similar to Connect Source. In October, 2002, the Company introduced its security monitoring service under the proprietary trademark name 'WATCHDOG Surveillance'. The Company presently provides home security system wiring. Providing surveillance system monitoring complements the Company's existing business and provides a source of recurring revenue streams.


ITEM 2.  PROPERTIES

As of September 30, 2004, the Company and its subsidiaries lease three locations in Houston, Dallas and San Antonio totaling approximately 33,000 square feet of office and warehouse space. All leases are at current market rates. The properties are adequately insured, and are suitable and adequate for their intended use.

The Company has no current or planned direct or indirect investments in real estate, real estate mortgages, or real estate activities. Any such investment is subject to approval by the Board of Directors.


ITEM 3.  LEGAL PROCEEDINGS

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The table below sets forth the high and low bid price of common stock through September 30, 2004, as reported by Reuters. Such over-the-counter market quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not necessarily represent actual transactions.

Fiscal Year Ending September 30, 2004                  High           Low

   1st Quarter                                         0.25           0.05
   2ndQuarter                                          0.25           0.15
   3rd Quarter                                         0.15           0.15
   4th Quarter                                         0.30           0.12

Fiscal Year Ending September 30, 2003                  High           Low

   1st Quarter                                         0.52           0.12
   2nd Quarter                                         0.35           0.10
   3rd Quarter                                         0.52           0.10
   4th Quarter                                         0.21           0.12


As of September 30, 2004, the Company had approximately 485 shareholders of record. The Company has never paid cash dividends and has no plans to pay cash dividends in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

As more fully discussed in Note 3 to the Company's financial Statements, on August 30, 2002, the Company purchased 100% of the inventory, work-in-process, and goodwill, the company name of "Home Structure Sound", of Home Structure Sound, an unincorporated entity in the same line of business as the Company's Connect Source subsidiary. During the fiscal year ended September 30, 2003, Connect Source introduced its WATCHDOG security monitoring service, a home security monitoring service. As the seller/ installer of security system wiring, Connect Source is maximizing the initial contact with the homeowner to sell the complementary monitoring service to the homeowner. As of year-end the Company had secured over 980 monitoring contracts, an increase of 680 during this fiscal year. The number of monitoring contracts is increasing at the rate of two per day as of year-end. Each contract generates, on average, $15/ month of gross profit. The Company is reasonably optimistic that it will secure additional monitoring contracts over the next two fiscal years to generate, at the end of year three, at least $500,000 in annual gross profit solely from monitoring services. However, no assurance can be given that the Company will meet its goal. The monitoring contracts are readily transferable should the Company wish to monetize the contracts. Based on the industry average life of each contract, the Company estimates that the fair market value of its existing pool of contracts is $700,000 at fiscal year end September 30, 2004.

The Subsidiaries have had 21 years of profitability with positive cash flows from operations, creating the ability to sustain operations and to finance the new operations of other subsidiaries. The Company expects that the cash requirements for operations for the next fiscal year will be provided from its subsidiaries. There is no present assurance, however, that these activities will sustain their respective levels of cash flow over the long-term.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales

Revenues were $ 9,064,928 during fiscal year ended September 30, 2004 compared to $ 7,998,967 for fiscal year ended September 30, 2003. The 13 % increase in revenues compared to the fiscal year ended September 30, 2003 is primarily attributable to a $1,050,437 increase in the revenues of Connect Source. Fiscal year 2004 marks the second straight year of double digit revenue growth in the Connect Source division, a direct result of the acquisition of Home Structure Sound. Revenues in the Gulf Coast Fan division were relatively unchanged at approximately $3,165,000, compared to $3,365,000 a year ago, reflecting a continuing demand for ceiling fan products. Revenues in the Builders Lighting and Hardware division were relatively unchanged at $3,188,046, compared to $3,048,000a year ago. Within the lighting and hardware division, sales of hardware products were relatively unchanged at $1,828,000, compared to $1,846,000 a year ago. Revenues from lighting products increased approximately $293,000, to $1,353,000 from $1,060,000 a year ago. The overall increase in the Company's revenues is reflective of the expected increase in market share of Connect Source, the structured cabling business. However, sustaining such increases, in any of the Company's divisions, from one fiscal year to the next, may depend, in part, on the fulfillment, in any fiscal year, of a significant order from a residential homebuilder in planned subdivision developments. An order of this nature, for the sale and installation of ceiling fans, lighting fixtures, hardware, or structured cabling, on behalf of a residential homebuilder in hundreds of homes in a planned subdivision, or a portion thereof, could materially affect revenues from one fiscal year to the next. Whereas the Company has the intent and expectation of continuing to maintain and increase its market share of the residential homebuilding market, both its ability to secure these large orders and the vitality of the residential construction market as a whole can have a material effect on the Company's revenues.

Two customers each accounted for more than 10% of the Company's consolidated revenues during the fiscal year ended September 30, 2004. Revenues from the two largest customers during the fiscal year were:

1st  $1,522,117
2nd  $945,013

Revenues from these customers were generated from the sale and installation of ceiling fans, lighting fixtures, hardware, and structured cabling and wiring in homes built in planned subdivisions by these customers.


Cost of Sales

Cost of Sales was $ 6,033,196 for the fiscal year ended September 30, 2004, resulting in Gross Profit of $ 3,031,732. Cost of Sales for the fiscal year ended September 30, 2003 was $ 5,072,256, resulting in Gross Profit of $ 2,926,711. The increase in Gross Profit was $105,021, an increase of 3.5 %, compared to the prior year. Gross Profit as a percentage of Sales was 33.4%, compared to 36.5% in the prior year. The decrease in Gross Profit as a percentage of Sales is generally attributable to the increase in revenue in the Connect Source division as a percentage of consolidated revenue. The Connect Source division typically realizes gross profit percentages 5-7% lower than the other divisions of the Company, due primarily to the fact that Connect Source's revenue mix is weighted more to lower margin installation revenue than to product sale revenue, compared to the other divisions. The $1,050,437 revenue growth in the Connect Source division resulted in higher gross profit for the Company, but at a marginally lower gross profit as a percentage of sales. Gross Profit for the Connect Source division was $763,331, or 28% as a percentage of Sales, compared to $437,016, or 26%, for the prior year. Gross Profit for the Gulf Coast Fan division was $1,242,540, or 39% as a percentage of sales, compared to $1,274,000, or 39%, for the prior year. Gross profit for the Lighting and Hardware division was $1,011,408, or 32% as a percentage of sales, compared to $1,215,697, or 40%, for the prior year. Lighting and Hardware's decrease in gross profit as a percentage of sales is due primarily to a write down of slow moving inventory in the amount of $85,000.

Other Operating Costs

Other Operating Costs were $ 2,900,902 during fiscal year ended September 30, 2004 compared to $2,625,502 for fiscal year ended September 30, 2003, an increase of 10.5 %. The increase is mainly attributable to a $43,000 increase in insurance costs and a $160,000 increase in salary costs.

Interest Expense

Interest expense decreased to $ 54,431 for the fiscal year ended September 30, 2004 compared to $60,995 for the fiscal year ended September 30, 2003.

Liquidity and Capital Resources

Net loss after tax for the fiscal year ended September 30, 2004 was ($56,742), compared to net income of $19,741 for the fiscal year ended September 30, 2003, on revenues of $9,064,928 and $7,987,695 for the respective fiscal years. Net cash provided from operations for the period was $289,000. Depreciation expense increased by $28,000 compared to the prior fiscal year, reflecting depreciation of additions to the Company's vehicle fleet. During the period, Accounts Receivable decreased $23,600 compared to the prior year. Accounts Receivable as a percentage of Sales was 13.8% at September 30, 2004, compared to 16.29% for the previous year. The Company increased its reserve for uncollectible accounts by $70,000 for the fiscal year end September 30, 2004. Inventory decreased $295,464, as of September 30, 2004 compared to September 30, 2003. The decrease in inventory balance includes a charge for slow moving inventory in the amount of $85,000. The Company is placing greater focus on controls relating to inventory and accounts receivable in its effort to maximize working capital. Other assets decreased $3,500. Accounts Payable decreased $85,882. Net cash used in investing activities was $76,207 for the fiscal year ended September 30, 2004, reflecting the purchase of fleet service trucks. Net cash used in financing activities was $265,808 for the fiscal year ended September 30, 2004. Decreases in long term debt in the amount of $55,123 represents payments of fleet vehicle notes. Decreases in amounts due to related parties was $295,229, representing $56,000 of principal payments on the acquisition note relating to the purchase of Home Structure Sound, the sellers of which became shareholders and employees of the Company, and $240,000 repayments of working capital advances from affiliates of the Company, including the Principal Shareholder. Short term debt increased 84,544, to $684,144. This amount represents working capital lines of credit with commercial banks on a revolving basis bearing interest at the current prime rate. These lines of credit expire within twelve months from the date of issuance. These lines of credit are secured by a blanket U.C.C. security filing on inventory, accounts receivable, furniture and fixed assets, and are personally guaranteed by the Principal Shareholder.

Long-term debt and the portion due within one year at September 30, 2004, and 2003 consist of the following:

                                                     Balance at     Balance at
                                         Interest   September 30,  September 30,
                                           Rate         2004           2003
                                         --------   ------------   ------------

Notes payable                              0-7%     $    243,468   $    353,411
Notes payable - Shareholders/
  related parties                          0-8%        1,487,707      1,728,116
                                                    ------------   ------------
Total long-term debt                                $  1,731,175   $  2,081,527
Less: Current maturities of long term debt               182,773        235,596
                                                    ------------   ------------
Net long-term debt                                  $  1,548,402   $  1,845,931
                                                    ============   ============

Notes Payable are borrowings from commercial institutions and automobile manufacturers to finance vehicle and equipment purchases, and are secured by the assets purchased. The terms of these notes are generally five years, most of which bear no interest. On April 28, 2000, the Company issued $1,440,000 in principal amount of Notes Payable to Shareholders to effect the acquisition of Gulf Coast as described in Note 2 of the financial statements. The $1,440,000 of the Notes Payable to Shareholders is collateralized by the common stock of the subsidiaries. On August 30, 2002, the Company issued $184,000 of principal amount of Notes Payable in connection with the purchase of Home Structure Sound, the sellers of which became shareholders of the Company. The $184,000 is unsecured and bears no interest. The Company, with the consent of the Principal Shareholder, is not currently accruing interest expense on the $1,206,000 balance of notes payable to the Principal Shareholder, and is deferring the payment of $690,000 of principal otherwise currently due the Principal Shareholder under the original terms of the notes. The Principal Shareholder intends to continue to defer payments of principal and interest on the $1,440,000 until such time as the Company's cash flow is sufficient to discharge the obligation without impacting the operations of the Company. Notes Payable also includes approximately $120,000 of long-term borrowings from companies controlled by the Principal Shareholder. Such loans are unsecured and bear no interest rate.

The principal payments required to be made on long-term debt during the next five years are shown below:

Fiscal Year                                    Amount
2005                                          182,773
2006                                          839,836
2007                                          139,389
2008                                          140,796
2009 and thereafter                           226,161

Of the $839,836 amount due on long-term debt in 2006, $690,598 is attributable to the deferral of principal on the $1,440,000 note payable to the Principal Shareholder. Such amount can be expected to be furthered deferred if warranted by the cash needs of the Company.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.          CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.
    -------------------------------------------------

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

(b) Changes in internal controls.
    -----------------------------

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

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS


BUSINESS EXPERIENCE

 NAME                  AGE                          POSITION
 ----                  ---                          --------

Charles                 51         Chief Executive Officer. Mr. Sheffield is a
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



EA Buchholtz            53         Chief Financial Officer. Mr. Buchholtz
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

Beruk Zewdie            47         Vice President and Controller. Mr. Zewdie
                                   holds a degree in business and accounting from the University of Houston. Prior to his joining the Company in 1987, he held various positions in accounting and operations.

Michael Newman          59         Director. Mr. Newman graduated from Clemson
                                   University with a degree in mathematics. He served as a management consultant with Deloite and Touche in Washington, D.C. before buying an oil and gas trucking firm in Mississippi, which he expanded and sold to a public exploration company and continued to serve as President until l991. He returned to Texas where he purchased and operated several
                                   Texas and California franchises of the New
                                   Horizons Computer Learning Centers. He
                                   subsequently sold the built-up business back to the franchisor and continued to serve as President. He recently purchased a Florida
                                   Region Franchise of New Horizons Computer
                                   Learning Centers.

Leon D. Hogg            84         Director. Mr. Hogg has been a Director of the
                                   Company since February 27, 1995. Mr. Hogg is a retired commercial banker who served as President of Therapy Lasers, Inc. from 1995 to April, 2000. He has since served the company in the capacity of public relations, director, and secretary. He holds a bachelor's degree in business from the University of North Texas When operating his mortgage banking firm, Lee Hogg & Co. Inc.,
                                   Mr. Hogg arranged financing for apartment buildings, office buildings and undeveloped property for many projects in the Houston area.

Geary Broadnax          52         Director. Mr. Broadnax, after studying
                                   electrical engineering and photography at
                                   Virginia Tech, became a photographer and later, Director of Photography for the Houston Post. In 1992 Mr. Broadnax founded
                                   AllSource, Inc., a systems integration
                                   company, which became ranked 2nd (second) on the list of Houston's 100 Fastest Growing
                                   Companies. In 1995, Mr. Broadnax expanded to become an Internet provider. This company, Insync Internet Services, Inc, became the number one fastest growing technology company in the 1998 Houston 100 Fastest Growing
                                   Companies list. In 2000, he sold Insync to Reliant Energy and Mr. Broadnax became the
                                   Senior Vice President of Reliant Energy
                                   Communications. After fulfilling the terms of his employment contract with Reliant, he purchased his latest company, Empowerment,
                                   Inc., a 7-year old CRM (customer relationship and management) software company. He now serves as its Chairman and CEO.

William Sherrill        76         Director. Mr. Sherrill graduated from the
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

During the period from September 30, 2003 to September 30, 2004, all Section 16
(a) filing requirements applicable to its current officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The CEO, through an affiliate, was paid $60,000 cash compensation during the year ended September 30, 2004. No other officer or employee of the Company was compensated more than $100,000 during the fiscal year ended September 30, 2004.

OPTION AND LONG-TERM COMPENSATION TABLES

On July 31, 2000, the Company adopted an incentive stock option plan. As of September 30, 2004, under this incentive stock option plan, total cumulative options on 228,415 shares have been awarded to 55 employees according to the following schedule, none of which are in-the-money:

                 TOTAL CUMULATIVE OUTSTANDING OPTIONS UNDER ISO

      Name                         Position                    Underlying Shares

Charles Sheffield          President, CEO, Director                  100,000
All Other Employees                                                   86,505
                                                                     -------
     Total                                                           186,505
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

DIRECTOR COMPENSATION

The Company has no standard arrangement by which its directors are compensated. During fiscal year 2004, no compensation was paid to Directors.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock as of September 30, 2004. Unless otherwise indicated, each person has beneficial voting and investment power with respect to the shares owned.

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
                                            =========              ========

The following table sets forth as of September 30, 2004, the common stock ownership of all officers and directors of the Company:

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

a.   Listing of Exhibits

     - Exhibit 31.1: Certification of Chief Executive Officer Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

     - Exhibit 31.2: Certification of Chief Financial Officer Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

     - Exhibit 32.1: Certification of Chief Executive Officer Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.


b. On September 6, 2002, the Company filed a Form 8-K, such 8-K amended on July 3, 2004, reporting the acquisition of a significant amount of assets. Both Form 8-K's, and amendments, are incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2004 and 2003 were $42,000 and $42,000, respectively.

Audit Related Fees

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2004 and 2002 were $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2004 and 2003 were $6,000 and $6,000, respectively. These fees related to the preparation of federal and state income tax returns.

Audit Committee

The Company's Board of Directors functions as its audit committee. All of the services described above in this Item 14 were approved by the Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons, in the capacities and on the dates indicated, have signed this Report on Form 10-KSB below.

        NAME                           TITLE                          DATE
        ----                           -----                          ----

/s/ CHARLES SHEFFIELD             Chief Executive Officer,      January 11, 2005
--------------------------        Director
Charles Sheffield


/s/ EA BUCHHOLTZ                  Chief Financial Officer       January 11, 2005
--------------------------
EA Buchholtz




SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANT WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT:

NOT APPLICABLE.

                   SPECTRASOURCE CORPORATION AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                         REQUIRED BY ITEMS 8 AND ITEM 13

                                      INDEX


A. FINANCIAL STATEMENTS
   --------------------

   Consolidated Balance sheet - September 30, 2004, and 2003...............  20

   Consolidated Statements of Income for the years ended
   September 30, 2004 and September 30, 2003...............................  21

   Consolidated Statements of Cash Flows for the years ended
   September 30, 2004 and September 30, 2003...............................  22

   Consolidated Statements of Shareholders' Equity for the years ended September 30, 2004 and September 30, 2003.........................  23

   Notes to Consolidated Financial Statements..............................  24


B. FINANCIAL STATEMENT SCHEDULES
   -----------------------------

   Schedules are omitted because of the absence of the conditions under which they are required, or because the information required by such omitted schedule is contained in the financial statements or the notes thereto.

                            SPECTRASOURCE CORPORATION
                           CONSOLIDATED BALANCE SHEET


UNREVIEWED UNAUDITED                                September 30,  September 30,
                                                         2004           2003
                                                     -----------    -----------
ASSETS
   Current Assets
     Cash                                                 89,854        142,256
     Accounts Receivable, less bad debt reserve
     of $135,495 and $125,235, respectively            1,256,364      1,303,293
     Prepaid Expenses                                          0
     Inventory                                           934,395      1,229,860
                                                     -----------    -----------
   Total Current Assets                                2,280,613      2,675,409

   Fixed Assets, net of accumulated depreciation
   of $546,959 and $495,715                              383,424        417,787
   Goodwill, net of amortization of $0                   400,000        400,766
   Other Assets and Investments                           35,362         38,069
   Deferred Tax Asset (Note 8)                           400,689        376,489
                                                     -----------    -----------

Total Assets                                           3,500,088      3,908,520
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
     Accounts payable and accrued expenses               674,252        760,134
     Short Term Debt (Note 4)                            683,144        598,600
     Current Maturities of Long Term Debt                124,777        179,597
     Due To Affiliates                                    57,996         55,999
                                                     -----------    -----------
   Total Current Liabilities                           1,540,169      1,594,329

   Long Term Debt (Note 5)
     Notes Payable                                       118,691        173,814
     Notes Payable, Shareholders                       1,307,711      1,474,107
     Due to Affiliates                                   122,000        198,010
                                                     -----------    -----------
   Total Long Term debt                                1,548,402      1,845,931

   Stockholders' Equity (Deficit)
     Common stock, $.001 par value, 10,000,000
     shares authorized, with 7,184,872 shares
     issued and outstanding at September 30,
     2004 and September 30, 2003, respectively            17,356         17,356
     Capital in excess of par value                    3,530,704      3,530,704
     Accumulated Deficit                              (3,136,543)    (3,079,801)
                                                     -----------    -----------
   Total Stockholders' Equity                            411,517        468,259
                                                     -----------    -----------
Total Liabilities and Stockholders' Equity             3,500,088    $ 3,908,520
                                                     ===========    ===========


        The Accompanying Notes are an integral part of these statements.

                            SPECTRASOURCE CORPORATION
              CONSOLIDATED STATEMENT OF INCOME FOR THE YEARS ENDED
                           SEPTEMBER 30, 2004 AND 2003


UNREVIEWED UNAUDITED                                September 30,  September 30,
                                                         2004           2003
                                                     -----------    -----------


Sales                                                $ 9,064,928    $ 7,998,967
Cost of Sales                                          6,033,196      5,072,256
                                                     -----------    -----------
Gross Profit                                           3,031,732      2,926,711

Other Operating Costs
   Selling and administrative expenses                   111,626        168,722
   Depreciation                                          110,571        112,084
   Other costs and operating expenses                  2,900,902      2,625,502
                                                     -----------    -----------
Total Other Operating Costs                            3,123,099      2,906,308

                                                     -----------    -----------
Income from operations                                   (91,367)        20,403

Other Income:
   Interest Income                                             0
   Miscellaneous Other Income (Expense)                   10,425          5,918
                                                     -----------    -----------
Total Other Income                                        10,425          5,918

                                                     -----------    -----------
Income before income taxes                               (80,942)        26,322

Provision for income taxes (Note 8)                      (24,200)         6,581

                                                     -----------    -----------
Net Income                                           $   (56,742)   $    19,741
                                                     ===========    ===========

Basic earnings per common share                      $     (0.01)   $      0.00
Diluted earnings per common share                    $     (0.01)   $      0.00
Weighted average number of common shares               7,184,872      7,184,872


        The Accompanying Notes are an integral part of these statements.

                            SPECTRASOURCE CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOW
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

UNREVIEWED UNAUDITED

                                                     September 30, September 30,
                                                         2004          2003
                                                      ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income from operations                               (56,742)       19,740
Adjustments to reconcile net income:
   Depreciation                                          110,571       112,084
   Bad debt expense                                       70,611             0
   Deferred taxes                                        (24,200)      (29,282)
   (Increase) Decrease in Accounts Receivable            (23,682)     (246,071)
   (Increase) Decrease in Inventory                      295,464       (95,618)
   (Increase) Decrease in Prepaid Expenses                 3,473       115,954
   Increase (Decrease) in Accounts Payable               (85,882)      153,828
   Increase (Decrease) in Due to Related Parties               0
                                                      ----------    ----------
Net cash provided/(used) in operating activities         289,613        30,635
                                                      ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Long term asset purchases                             (76,207)      (78,801)
   (Increase) in long term Investments
                                                      ----------    ----------
Net cash used in investing activities                    (76,207)      (78,801)
                                                      ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds (Repayment) of short term debt                84,544      (208,000)
   Proceeds (Repayment) of long term debt                (55,123)      151,745
   (Increase) Decrease in LT Other Assets                 (7,253)
   Increase (Decrease) in due to related parties        (295,229)       97,580

                                                      ----------    ----------
Net cash provided by financing Activities               (265,808)       34,072
                                                      ----------    ----------

Net (Decrease) in cash and cash equivalents              (52,403)      (14,094)
Cash and equivalents, beginning of period                142,257       156,350
                                                      ----------    ----------
Cash and equivalents, end of period                       89,854       142,256
                                                      ==========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for Interest                                    54,431        60,995


        The Accompanying Notes are an integral part of these statements.

                            SPECTRASOURCE CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                             Total
                                                                                             -----
UNAUDITED UNREVIEWED                Common Stock        Additional Paid    Accumulated   Stockholders'
                                                        ----------------   -----------   -------------
                                  Shares       Amount     in Capital         Deficit         Equity
                                  ------       ------     ----------         -------         ------
BALANCE, SEPTEMBER 30, 2002     $7,184,872    $17,356     $3,530,704      $(3,099,541)      $448,519

   Net Income                                                                  19,741         19,741

                                ---------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2003     $7,184,872    $17,356     $3,530,704      $(3,079,801)      $468,259

   Net Income                                                                 (56,742)       (56,742)

                                ---------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2004     $7,184,872    $17,356     $3,530,704      $(3,136,543)      $411,517
                                =====================================================================













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

On April 28, 2000, the Company acquired 100% of the stock of three corporations engaged in supplying fixtures to the residential and commercial construction industry: Gulf Coast Fan & Light, Inc. (Gulf Coast); Builder Source, Inc. (Builder Source); and Builders Lighting and Hardware, Inc. (Builders Lighting) (collectively referred to as the "Acquired Companies").

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

      RECENT ACCOUNTING PRONOUNCEMENTS
In October, 2004, the FASB issued SFAS No. 147, ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS--AN AMENDMENT OF FASB STATEMENTS NO. 72 AND 144 AND FASB INTERPRETATION NO. 9, relating to required methods of accounting applicable in the acquisition of financial institutions. This statement has no impact on the Company.

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

In April 2004, the FASB issued Statement No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement is effective for contracts entered into or modified after June 30, 2004. The Company does not expect adoption of SFAS No. 149 to have a material impact on its consolidated financial statements.

In May 2004 the FASB issued SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY", which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2004, and is generally effective at the beginning of the first interim period beginning after June 15, 2004. This standard has been adopted and has had no impact on the Company.

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


                       FYE 2003                     $   52,506
                       FYE 2004                         55,999
                       FYE 2005                         57,996
                       FYE 2006                         17,499
                                                    ----------
                         Total                      $  184,000
                                                    ==========

 The following table summarizes the estimated fair values of the assets acquired:

                   At August 30, 2004

                   Inventory                         $     12,232
                   Trademarks                              10,000
                   Goodwill                               400,768
                                                     ------------
                     Total Assets Acquired                423,000
                                                     ------------
                     Total Liabilities Assumed       $          0
                                                     ------------
                     Net Assets Acquired             $    423,000
                                                     ============


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

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

                       FYE 2005                    $   500
                       FYE 2006                        500
                       FYE 2007                        500
                       FYE 2008                        500
                       FYE 2009                        500

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

Home Structure Sound did not meet its target performance for the first calendar year as specified in the purchase agreement. The Company waived enforcement of the provisions of the purchase agreement that require a reduction of the purchase price if the initial calendar year income targets are not met. Home Structure Sound substantially exceeded both initial and second year gross revenue targets and the Company is of the opinion that non-recurring integration and transition issues accounted for the failure to meet first year net income targets.

NOTE 4. SHORT TERM DEBT

At September 30, 2004, and September 30, 2003, the Company had short-term debt of $683,144 and $598,600, respectively. Short-term debt consists of lines of credit with commercial banks on a revolving basis bearing interest at the current prime rate. These lines of credit expire within twelve months from the date of issuance. These lines of credit are secured by a blanket U.C.C. security filing on inventory, accounts receivable, furniture and fixed assets, and are personally guaranteed by the Principal Shareholder.

NOTE 5. LONG TERM DEBT

Long-term debt and the amount due within one year at September 30, 2004, and 2003 consist of the following:

                                                    Balance at      Balance at
                                        Interest   September 30,   September 30,
                                          Rate         2004            2003
                                                   ------------    ------------

Notes payable                             0-7%      $  243,468      $  353,411
Notes payable - Shareholders/ related
parties                                   0-8%       1,487,707       1,728,116
                                                    ----------      ----------
Total long-term debt                                $1,731,175       2,081,527
Less: Current maturities of long term debt             182,773         235,596
                                                    ----------      ----------
Net long-term debt                                  $1,548,402      $1,845,931
                                                    ==========      ==========

Notes Payable to banks are borrowings from commercial institutions to finance vehicle and equipment purchases and are secured by the assets purchased. On April 28, 2000, the Company issued $1,440,000 in principal amount of Notes Payable to Shareholders to effect the acquisition of Gulf Coast as described in
Note 2 above. This portion of the Notes Payable to Shareholders is collateralized by the common stock of the subsidiaries. On August 30, 2002, the Company issued $184,000 of principal amount of Notes Payable in connection with the purchase of Home Structure Sound, the sellers of which became shareholders of the Company. This portion of the Note Payable to Shareholders is unsecured. The Company, with the consent of the Principal Shareholder, is not currently accruing interest expense on $ 1,206,000 balance of the notes payable to the Principal Shareholder, and is deferring the payment of $690,000 of principal due the Principal Shareholder under the original terms of the notes.

The principal payments required to be made on long-term debt during the next five years are shown below:

            Fiscal Year                        Amount
            -----------                        ------
                2005                          182,773
                2006                          839,836
                2007                          139,389
                2008                          140,796
        2009 and thereafter                   226,161

NOTE 6. INCENTIVE STOCK OPTION PLAN

On July 31, 2000, the Company adopted a Stock Incentive Plan (the Plan). The Company may grant incentive stock options (ISOs), non-qualified stock options
(NSOs), restricted stock options, performance units and bonus stock to officers, directors, consultants, or key-employees. The number of shares of Common Stock authorized for issuance under the Plan is 1,500,000. As of September 30, 2004, only incentive stock options have been granted under the Plan. Incentive stock options have a maximum life of 10 years and a minimum exercise value of no less than 100% of the fair market value of the stock at the grant date, except that in the case of an employee owning more than 10% of the combined voting power of all classes of stock, whether directly or indirectly, the options shall have a maximum life of 5 years, and the option price shall be not be less than 110% of such fair market value on the date of grant. The option price for each non-qualified stock option shall not be less than 50% of the fair market value on the date the option is granted. All options are non-transferable other than by will or the laws of descent and distribution. Unless otherwise specifically provided by the Company's Stock Option Committee of the Board of Directors on the date of the grant, granted options vest on a cumulative basis of 33 1/3% of the total number of shares covered thereby on the first, second, and third anniversary dates of the grant. Options may terminate if employment is terminated and the employee, officer, and or director may then only exercise the vested portion. During fiscal year ended September, 30, 2004, the Company granted no incentive stock.

The Company accounts for the fair value of its grants in accordance with SFAS 123, as amended by SFAS 148. The compensation cost that has been charged against income for the Plan was $0, $2,050, and $14,102 for fiscal years ended in 2004, 2003, and 2002, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the 2003 grants: dividend yield of 0%, expected volatility of 20.00%, risk-free interest rate of 3.0%, and expected life of 5-10 years.

A summary of the status of the Plan as of September 30, 2004 and 2003, and changes during the years ending on those dates is presented below:

-------------------------------------------------------------------------------------------------------------
                                                             2004                                2003
-------------------------------------------------------------------------------------------------------------
                                                       Weighted-Average                    Weighted-Average
Incentive Stock Options                    Shares       Exercise Price        Shares        Exercise Price
---------------------------------------- ---------- ----------------------- ---------- ----------------------
Outstanding at beginning of year           448,415           .31              360,200            .31
---------------------------------------- ---------- ----------------------- ---------- ----------------------
Granted                                          0           .31              124,215           .2056
---------------------------------------- ---------- ----------------------- ---------- ----------------------
Exercised                                        0                                  0
---------------------------------------- ---------- ----------------------- ---------- ----------------------
Forfeited                                   41,910           .31               36,000            .30
---------------------------------------- ---------- ----------------------- ---------- ----------------------
Outstanding at End of Year                 406,505           .31              448,415           .2820
---------------------------------------- ---------- ----------------------- ---------- ----------------------
Options exercisable at year end            348,406           .31              448,415           .2820
---------------------------------------- ---------- ----------------------- ---------- ----------------------
Weighted Average Fair Value of Options
granted during the year                          0                              .0165
-------------------------------------------------------------------------------------------------------------

The following table summarizes information about Incentive Options outstanding at September 30, 2004:

--------- ----------------------------------------- -------------------------
          Options Outstanding                       Options Exercisable
--------- ----------------------------------------- -------------------------
                        Weighted          Weighted                 Weighted
Range of  Number        Average           Average   Number         Average
Exercise  Outstanding   Remaining         Exercise  Exercisable    Exercise
Prices    at 9/30/04    Contractual Life  Price     at 09/30/04    Price
--------- ------------- ----------------- --------- ------------- -----------
..30         220,000        2.51 years       .30        202,933      .30
--------- ------------- ----------------- --------- ------------- -----------
..34         100,000        2.51 years       .34         92,242      .34
--------- ------------- ----------------- --------- ------------- -----------
..20          66,905        3.50 years       .20         33,631      .20
--------- ------------- ----------------- --------- ------------- -----------
..22          19,600        2.00 years       .22         19,600      .22
--------- ------------- ----------------- --------- ------------- -----------
..20-.34     406,505        2.64 years       .31        348,406      .30
--------- ------------- ----------------- --------- ------------- -----------

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

NOTE 8.    FEDERAL INCOME TAX

The provision for federal income taxes consisted of:

                                September 30, 2004         September 30, 2003
                                ------------------         ------------------

Deferred tax provision               ($15,735)                    $6,581

The Company's deferred income tax asset at the expected federal statutory rate of 31% are composed of the following differences between financial and tax reporting:

                                                September 30,  September 30,
                                                     2004           2003
                                                ------------   ------------

Allowance for doubtful accounts                   $ 42,000        $ 36,416
Net operating loss carryforwards (NOLs)            343,574         335,109
Capital loss carryforwards                                               0
Goodwill and other                                  15,115           4,964
                                                ---------------------------
Total deferred tax asset                           400,689        $376,489
                                                ===========================

Based on historical performance, the Company believes that sufficient future taxable income will be generated to realize the entire deferred tax asset prior to expiration of any NOLs and that the realization of the deferred tax asset is more likely than not and therefore no valuation allowance has been established for deferred tax assets.

As of September 30, 2004, the Company's federal consolidated NOLs for income tax purposes were $1,177,857. If not utilized, the Company's federal consolidated NOLs will expire as follows:

              Year                                    Amount
              ----                                    ------

              2007                                    34,915
              2008                                   542,000
              2010                                   389,000
              2012                                    78,000
              2019                                    35,000
              2020                                    18,000
              2025                                    80,942

NOTE 9. RELATED PARTY TRANSACTIONS

At September 30, 2004 and September 30, 2003, the balance due to related parties controlled by the Principal Shareholder were $120,000 and $198,010, respectively. Transactions with these related parties include advancement of funds for inventory and operating expenses.

Under a licensing agreement with a company controlled by the Principal Shareholder, Gulf Coast Fan & Light is the exclusive licensee of the Old Jacksonville brand of ceiling fan. Payments made under the license agreement for fiscal years ended 2004, 2003, and 2002 were $0, $0, and $0, respectively. Currently, no license fee is being assessed the Company under the licensing agreement.

NOTE 10. LEASES

The Company leases various facilities and equipment under non-cancelable lease arrangements for varying periods. As of December 31, 2004, future minimum lease payments for the next five years and thereafter, relating to all non-cancelable operating leases with terms in excess of one year were as follows:

              Year                                    Amount
              ----                                    ------

              2004                                    30,600
              2005                                    32,400
              2006                                    28,500
              2007                                        NA
              2008                                        NA

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL
INSTRUMENTS

The carrying amounts of cash, accounts receivable, accounts payable, short term notes payable, and accrued expenses approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. During September 30, 2004 and September 30, 2003, the Company had no derivative financial instruments.

NOTE 12. EARNINGS PER SHARE

Basic and Diluted Earnings per Share--Basic earnings per share for income (loss) before extraordinary items for the periods presented are computed based upon the weighted average number of shares outstanding for the periods. Diluted earnings per share for income (loss) before extraordinary items include the effect of outstanding stock options issued under the incentive stock option plan. These stock options were antidilutive in 2004 and 2003. Earnings (loss) per share ("EPS") data is as follows for the years ended September 30, 2004 and 2003:

                                             2004            2003
                                             ----            ----

Thousands of shares                         7,185           7,185

Basic and Fully Diluted                     (0.01)           0.00


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

                                                Builder's
                                    Connect    Lighting &
                       Gulf Coast    Source     Hardware   All Other    Totals
                       ---------------------------------------------------------

Revenues - External     3,165,463   2,711,419   3,188,046         0    9,064,928
Intersegment revenue       61,593                                         61,593
Cost of Goods Sold      1,922,923   1,948,088   2,176,638   -14,453    6,033,196
Depreciation               38,306      25,958      20,139    26,168      110,571
Interest Expense              416      30,688      19,848     3,480       54,431
Segment profit             29,240      43,426    -155,378    25,970      -56,742
Segment Assets            755,100     978,963   1,315,804   450,222    3,500,089
Asset Expenditure          28,143                  23,069    24,995       76,207

Reconciliation

Revenues
Revenues - Segments     9,126,521
Intersegment              -61,593
                       ----------

Consolidated revenue    9,064,928
                       ==========

Profit or Loss
Profit - Segments         -82,712
Profit - Other             25,970
                       ----------

Consolidated Net
Income                    -56,742
                       ==========

Assets
Assets - Segments       3,256,944
Assets- Other             243,145
                       ----------

Consolidated Assets     3,500,089
                       ==========

Asset Expenditure
Segment                    51,212
Other                      24,995
                       ----------

                           76,207
                       ==========

Interest revenue is an immaterial item. "Profit-Other" in the amount of $25,970 consists of deferred tax benefit in the amount of $24,200 and various headquarter expenses, neither of which is allocated down to the segments. "Other Assets" in the amount of $450,222 consists of deferred tax asset in the amount of $400,689, which is not allocated to the segments, and leasehold improvements and capitalized software at the headquarter level. "Asset Expenditure - Other" in the amount $24,995 consists of fleet vehicles at the headquarter level.