Form 10KSB/A
period 2003-09-30
SPECTRASOURCE CORP
filed 2006-05-05
CIK 830318

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

Fiscal Year Ending September 30, 2003                     High           Low
-------------------------------------                     ----           ---
   1st Quarter                                            0.52           0.12
   2ndQuarter                                             0.35           0.10
   3rd Quarter                                            0.52           0.10
   4th Quarter                                            0.21           0.12

Fiscal Year Ending September 30, 2002                     High           Low
-------------------------------------                     ----           ---
   1st Quarter                                            0.80           0.30
   2nd Quarter                                            0.70           0.52
   3rd Quarter                                            0.51           0.30
   4th Quarter                                            0.51           0.25


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

Long-term debt and the portion due within one year at September 30, 2003, and 2002 consist of the following:

                                                   Balance at     Balance at
                                     Interest      September 30,  September 30,
                                       Rate        2003           2002
                                       ----        ----           ----

Notes payable                          0-7%        $  353,411     $ 153,224
Notes payable - Shareholders/
related parties                        0-8%         1,728,116      1,678,977
                                                   ----------     ----------
Total long-term debt                                2,081,527     $1,832,201
Less: Current maturities of long
term debt                                             235,596        177,445
                                                   ----------     ----------
Net long-term debt                                 $1,845,931     $1,654,756
                                                   ==========     ==========

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS


BUSINESS EXPERIENCE

  NAME             AGE                          POSITION
  ----             ---                          --------

Charles            50     Chief Executive Officer. Mr. Sheffield is a graduate
Sheffield                 of the University of Houston with a BBA in Finance. In
                          1973 he founded Sheffield Construction Co., Inc., which became U. S. Design & Construction Corp. when he marketed this company national in the early and mid-1980's. In the 20 years he headed this company, Mr. Sheffield expanded it from a small local firm to a leading national contractor. During this period, Mr.
                          Sheffield also founded Gulf Coast Fan & Light, Inc.
                          (1984), a major supplier of ceiling fans and electrical components. This base was expanded into a group of companies that provide a host of electrical, hardware, fiber optics, and structured cabling products to the residential and commercial markets.



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

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

In his capacity as President, CEO, and Loan Guarantor, the CEO was granted stock options during the fiscal year ended September 30, 2003 in the following amounts:

                                                           Percent of total
                                    Number of securities   options granted
                   Years services    underlying options    to employees in   Exercise price
      Name          were rendered         granted            fiscal year         ($/Sh)
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

                        Number of securities       Exercise price    Expiration
    Director         underlying options granted        ($/Sh)           date
    --------         --------------------------        ------           ----

Charles Sheffield              10,000                   0.22           5 yrs.
Leon Hogg                      10,000                   0.20           5 yrs
Mike Newman                    10,000                   0.20           5 yrs
Geary Broadnax                 10,000                   0.20           5 yrs
William Sherrill               10,000                   0.20           5 yrs

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

(A) Includes shares owned directly and shares owned indirectly by related entities, as follows:

 Name and Address of
   Beneficial Owner               Number of Shares           Percentage of Total

Charles Sheffield
U.S. Design & Construction, Inc.       5,460,855                    75.47%
                                          14,377                       .2%
                                       ---------                    ------
   Total                               5,475,232                    75.67%
                                       =========                    ======

The following table sets forth as of September 30, 2003, the common stock ownership of all officers and directors of the Company:

 Name and Address of
   Beneficial Owner               Number of Shares           Percentage of Total


Leon D. Hogg
6701 Sands Point, Suite 15              100,400                      1.4%
Houston, Texas 77074

Charles Sheffield
14900 Westheimer                      5,475,232                    75.67%
Houston, Texas 77082

All Officers Not Listed Above
                                         14,500                      0.2%
                                      ---------                    ------
All Officers and Directors
  as a Group                          5,590,132                    77.26%
                                      =========                    ======

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

     NAME                         TITLE                            DATE
     ----                         -----                            ----

/s/ CHARLES SHEFFIELD         President, Chief                 December 29, 2003
----------------------        Executive Officer,
Charles Sheffield             Director


/s/ EA BUCHHOLTZ              Chief Financial Officer          December 29, 2003
----------------------
EA Buchholtz




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

Eric C. Yartz PC
800 Bering, Suite 310
Houston, Texas 77057
713-839-8200



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


/s/ Eric C. Yartz PC
Certified Public Accountant

Houston, Texas

May 4, 2006

                            SPECTRASOURCE CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                           September 30,    September 30,
                                                                2003             2002
                                                            -----------      -----------
ASSETS
   Current Assets
     Cash                                                       142,256          156,350
     Accounts Receivable, less bad debt reserve of
     $125,235 and $125,235, respectively                      1,303,293        1,057,222
     Prepaid Expenses                                                 0          115,954
     Inventory                                                1,229,860        1,134,242
                                                            -----------      -----------
   Total Current Assets                                       2,675,409        2,463,768

   Fixed Assets, net of accumulated depreciation
   of $495,715 and $399,878                                     417,787          451,068
   Goodwill, net of amortization of $0                          400,766          400,768
   Other Assets and Investments                                  38,069           30,816
   Deferred Tax Asset (Note 8)                                  376,489          347,207
                                                            ===========      ===========
Total Assets                                                  3,908,520        3,693,627

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
     Accounts payable and accrued expenses                      760,134          606,306
     Short Term Debt (Note 4)                                   598,600          806,600
     Current Maturities of Long Term Debt                       179,597          141,017
     Due To Affiliates                                           55,999           36,428
                                                            -----------      -----------
   Total Current Liabilities                                  1,594,329        1,590,351

   Long Term Debt (Note 5)
     Notes Payable                                              173,814           12,207
     Notes Payable, Shareholders                              1,474,107        1,522,548
     Due to Affiliates                                          198,010          120,001
                                                            -----------      -----------
   Total Long Term debt                                       1,845,931        1,654,756

   Stockholders' Equity (Deficit)
     Common stock, $.001 par value, 10,000,000 shares
     authorized, with 7,184,872 shares issued and
     outstanding at September 30, 2003 and September 30,
     2002, respectively                                          17,356           17,356
     Capital in excess of par value                           3,530,704        3,530,704
     Accumulated Deficit                                     (3,079,801)      (3,099,541)
                                                            -----------      -----------
   Total Stockholders' Equity                                   468,259          448,519
                                                            -----------      -----------
Total Liabilities and Stockholders' Equity                    3,908,520      $ 3,693,626
                                                            ===========      ===========

        The Accompanying Notes are an integral part of these statements.

                            SPECTRASOURCE CORPORATION
              CONSOLIDATED STATEMENT OF INCOME FOR THE YEARS ENDED
                           SEPTEMBER 30, 2003 AND 2002





                                                   September 30,   September 30,
                                                        2003          2002
                                                    ----------      ----------


Sales                                               $7,998,967      $6,647,730
Cost of Sales                                        5,072,256       3,869,455
                                                    ----------      ----------
Gross Profit                                         2,926,711       2,778,275

Other Operating Costs
   Selling and administrative expenses                 168,722          80,884
   Depreciation                                        112,084         107,280
   Other costs and operating expenses                2,625,502       2,242,429
                                                    ----------      ----------
Total Other Operating Costs                          2,906,308       2,430,593

                                                    ----------      ----------
Income from operations                                  20,403         347,682

Other Income:
   Interest Income                                           0              45
   Miscellaneous Other Income (Expense)                  5,918           3,812
                                                    ----------      ----------
Total Other Income                                       5,918           3,857
                                                    ----------      ----------
Income before income taxes                              26,322         351,539

Provision for income taxes (Note 8)                      6,581         123,039

                                                    ----------      ----------
Net Income                                          $   19,741      $  228,500
                                                    ==========      ==========

Basic earnings per common share                     $     0.00      $     0.03
Diluted earnings per common share                   $     0.00      $     0.03
Weighted average number of common shares             7,184,872       7,184,872


        The Accompanying Notes are an integral part of these statements.

                            SPECTRASOURCE CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOW
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


                                                    September 30,  September 30,
                                                         2003           2002
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from operations                           $    19,740    $   228,500
Adjustments to reconcile net income:
   Depreciation                                          112,084        107,280
   Bad debt expense                                            0         63,924
   Deferred taxes                                        (29,282)       123,039
   (Increase) Decrease in Accounts Receivable           (246,071)      (215,545)
   (Increase) Decrease in Inventory                      (95,618)      (224,687)
   (Increase) Decrease in Prepaid Expenses               115,954        (80,091)
   Increase (Decrease) in Accounts Payable               153,828        264,520
   Increase (Decrease) in Due to Related Parties               0         28,639
                                                     -----------    -----------
Net cash provided/(used) in operating activities          30,635        295,579
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Long term asset purchases                             (78,801)      (116,394)
   (Increase) in long term Investments                   (62,817)
                                                     -----------    -----------
Net cash used in investing activities                    (78,801)      (179,211)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds (Repayment) of short term debt              (208,000)       (40,543)
   Proceeds (Repayment) of long term debt                151,745        (84,889)
   (Increase) Decrease in LT Other Assets                 (7,253)          --
   Increase (Decrease) in due to related parties          97,580           --

                                                     -----------    -----------
Net cash provided by financing Activities                 34,072       (125,432)
                                                     -----------    -----------

Net (Decrease) in cash and cash equivalents              (14,094)        (9,064)
Cash and equivalents, beginning of period                156,350        165,414
                                                     -----------    -----------
Cash and equivalents, end of period                  $   142,256    $   156,350
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for Interest                               $    60,995    $    58,626

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

                            SPECTRASOURCE CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                            Additional                     Total
                                       Common Stock            Paid       Accumulated   Stockholders'
                                   Shares       Amount      in Capital      Deficit        Equity
                                   ------       ------      ----------      -------        ------
BALANCE, SEPTEMBER 30, 2001      $6,015,850   $   16,190    $3,338,043    $(3,328,041)   $   26,192

   LT Asset Purchase                339,400          339       192,661                      193,000
   Stock Compensation               829,622          827                                        827
   Net Income                                                                 228,500       228,500

                                 ----------   ----------    ----------    -----------    ----------
BALANCE, SEPTEMBER 30, 2002      $7,184,872   $   17,356    $3,530,704    $(3,099,541)   $  448,519

   Net Income                                                                  19,741        19,741

                                 ----------   ----------    ----------    -----------    ----------
BALANCE, SEPTEMBER 30, 2003      $7,184,872   $   17,356    $3,530,704    $(3,079,801)   $  468,259
                                 ==========   ==========    ==========    ===========    ==========

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

NOTE 5. LONG TERM DEBT

Long-term debt and the amount due within one year at September 30, 2003, and 2002 consist of the following:

                                                  Balance at       Balance at
                                    Interest      September 30,    September 30,
                                      Rate        2003             2002
                                      ----        ----             ----

Notes payable                         0-7%        $   353,411      $   153,224
Notes payable - Shareholders/
 related parties                      0-8%          1,728,116        1,678,977
                                                  -----------      -----------
Total long-term debt                                2,081,527      $ 1,832,201
Less: Current maturities of
 long term debt                                       235,596          177,445
                                                  -----------      -----------
Net long-term debt                                $ 1,845,931      $ 1,654,756
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

A summary of the status of the Plan as of September 30, 2003 and 2002, and changes during the years ending on those dates is presented below:


                                     2002                        2003
------------------------ --------------------------- ---------------------------
Incentive Stock Options   Shares    Weighted-Average  Shares    Weighted-Average
                                    Exercise Price              Exercise Price
------------------------ ---------- ---------------- ---------- ----------------
Outstanding at beginning
  of year                   32,245        .30          360,200         .31
------------------------ ---------- ---------------- ---------- ----------------
Granted                    327,955        .31          124,215         .2056
------------------------ ---------- ---------------- ---------- ----------------
Exercised                        0                           0
------------------------ ---------- ---------------- ---------- ----------------
Forfeited                        0                      36,000         .30
------------------------ ---------- ---------------- ---------- ----------------
Outstanding at End
  of Year                  360,200        .31          448,415         .2820
------------------------ ---------- ---------------- ---------- ----------------
Options exercisable at
  year end                 360,200        .31          448,415         .2820
------------------------ ---------- ---------------- ---------- ----------------
Weighted Average Fair
Value of Options granted
during the year               .043                       .0165
--------------------------------------------------------------------------------

The following table summarizes information about Incentive Options outstanding at September 30, 2003:

---------  -----------------------------------------------------  -----------------------------------
           Options Outstanding                                    Options Exercisable
---------  -----------------------------------------------------  -----------------------------------
                             Weighted
Range of   Number            Average           Weighted           Number            Weighted
Exercise   Outstanding at    Remaining         Average            Exercisable at    Average
Prices     9/30/03           Contractual Life  Exercise Price     09/30/03          Exercise Price
---------  ----------------- ----------------- -----------------  ----------------- -----------------
..30             219,200        5.41 years          .30                 121,200           .30
---------  ----------------- ----------------- -----------------  ----------------- -----------------
..34             105,000        4.00 years          .34                  35,000           .34
---------  ----------------- ----------------- -----------------  ----------------- -----------------
..20              89,215        5.00 years          .20                       0           .20
---------  ----------------- ----------------- -----------------  ----------------- -----------------
..22              35,000        5.00 years          .22                       0           .22
---------  ----------------- ----------------- -----------------  ----------------- -----------------
..20-.34         448,415        4.97 years          .31                 156,200           .31
---------  ----------------- ----------------- -----------------  ----------------- -----------------

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

The Company's deferred income tax asset at the expected federal statutory rate of 31% are composed of the following differences between financial and tax reporting:

                                                    September 30,  September 30,
                                                        2003           2002
                                                        ----           ----

Allowance for doubtful accounts                       $ 36,416       $ 36,416
Net operating loss carryforwards (NOLs)                335,109        305,827
Capital loss carryforwards                                   0              0
Other                                                    4,964          4,964
                                                      --------       --------
Total deferred tax asset                              $376,489       $347,207
                                                      ========       ========

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

                                                Builder's
                                     Connect    Lighting &    All
                       Gulf Coast    Source     Hardware     Other      Totals
                       ---------------------------------------------------------

Revenues - External     3,365,954   1,660,982   3,048,766              8,075,702
Intersegment revenue       63,808                  12,927                 76,735
Cost of Goods Sold      2,028,148   1,223,966   1,820,142              5,072,256
Depreciation               50,738      21,897      39,449                112,084
Interest Expense            1,369      25,256      34,370                 60,995
Segment profit            140,342     -28,767     -39,597    -52,237      19,741
Segment Assets          1,028,028     917,152    1,580624    382,716   3,908,520
Asset Expenditure          15,801                  63,000          0      78,801

Reconciliation

Revenues
Revenues - Segments     8,075,702
Intersegment              -76,735
                        ---------

Consolidated revenue    7,998,967
                        =========

Profit or Loss
Profit - Segments          71,978
Loss - Other              -52,237
                        ---------

Consolidated
Net Income                 19,741
                        =========

Assets
Assets - Segments       3,525,804
Assets- Other             382,716
                        ---------

Consolidated Assets     3,908,520
                        =========

Asset Expenditure
Segment                    78,801
Other                           0
                        ---------

                           78,801
                        =========

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